Form 10-Q
period 2013-09-30
Delanco Bancorp, Inc.
filed 2013-11-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-55087

DELANCO BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	80-0943940 (I.R.S. Employer Identification No.)

615 Burlington Avenue, Delanco, New Jersey 08075

(Address of principal executive offices)

(856) 461-0611

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No ☒

As of November 12, 2013 there were 945,425 shares of the registrant’s common stock outstanding.

Explanatory Note

On October 16, 2013, Delanco Bancorp, Inc., a New Jersey corporation (“new Delanco Bancorp”) became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”).  The Conversion involved the sale by new Delanco Bancorp of 525,423 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 420,002 shares of common stock of new Delanco Bancorp for shares of common stock of the former Delanco Bancorp, Inc. (“old Delanco Bancorp”) held by persons other than Delanco MHC (the “MHC”), and the elimination of old Delanco Bancorp and the MHC. As the Conversion was completed after September 30, 2013, the information in this report is for old Delanco Bancorp.  Separate financial statements for new Delanco Bancorp have not been included in this report because new Delanco Bancorp, as of September 30, 2013, had not issued any shares and had engaged only in organizational activities to date, had no significant assets, contingent or other liabilities, revenues or expenses.

As of September 30, 2013, Conversion costs totaling $443 thousand were deferred and will be deducted from the proceeds of the stock offering. At September 30, 2013, subscriptions received from the stock offering totaled $3.6 million and were held in escrow.

Per share information in this report is based on outstanding shares as of the dates indicated and does not reflect the Conversion.  Following the Conversion, new Delanco Bancorp had 945,425 shares of common stock outstanding. In future filings, prior period and per share amounts will be adjusted to give retroactive recognition of the share exchange ratio applied in the Conversion.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$506,297	$506,921
Interest-bearing deposits	8,971,925	6,215,845
Total cash and cash equivalents	9,478,222	6,722,766
Investment securities:
Securities held-to-maturity (fair value $24,960,603 and $20,285,670 at September 30, 2013 and March 31, 2013, respectively)	26,678,949	20,137,886
Securities available-for-sale (amortized cost of $2,201,303 and $2,217,032 at September 30, 2013 and March 31, 2013, respectively)	1,972,640	2,207,018
Total investment securities	28,651,589	22,344,904
Loans, net of allowance for loan losses of $1,020,235 at September 30, 2013 (unaudited), $1,032,818 at March 31, 2013	83,908,376	88,419,084
Accrued interest receivable	447,111	427,736
Premises and equipment, net	6,724,112	6,855,000
Federal Home Loan Bank, at cost	181,300	202,500
Deferred income taxes	1,348,400	1,228,400
Bank-owned life insurance	159,397	153,588
Prepaid and refundable income taxes	250	─
Real estate owned	1,691,032	2,469,800
Other assets	281,824	590,804
Total assets	$132,871,613	$129,414,582

LIABILITIES
Deposits
Non-interest bearing deposits	$9,434,163	$6,872,713
Interest bearing deposits	107,961,610	110,161,401
Total deposits	117,395,773	117,034,114

Accrued interest payable	7,251	9,025
Advance payments by borrowers for taxes and insurance	376,920	366,604
Stock offering subscription funds	3,626,739	─
Other liabilities	215,627	610,259
Total liabilities	121,622,310	118,020,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,570,852	6,570,852
Retained earnings, substantially restricted	5,323,488	5,332,716
Unearned common stock held by employee stock ownership plan	(448,567)	(448,567)
Accumulated other comprehensive (loss)	(212,817)	(76,768)
Total stockholder’s equity	11,249,303	11,394,580
Total liabilities and stockholders’ equity	$132,871,613	$129,414,582

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012		2013	2012
INTEREST INCOME
Loans	$994,378		$1,145,982	$2,040,804	$2,339,694
Investment securities	177,363		159,259	336,706	309,097
Total interest income	1,171,741		1,305,241	2,377,510	2,648,791

INTEREST EXPENSE
Interest-bearing checking accounts	10,394		8,826	20,484	17,872
Passbook and money market accounts	33,069		49,865	65,931	102,433
Certificates of deposits	147,425		222,725	309,002	464,239
Federal Home Loan Bank Advances	-		-	-	-
Total interest expense	190,888		281,416	395,417	584,544

Net interest income	980,853		1,023,825	1,982,093	2,064,247
Provision for loan losses	116,500		108,000	206,500	188,000
Net interest income after provision for loan losses	864,353		915,825	1,775,593	1,876,247

NON-INTEREST INCOME
Income from bank-owned life insurance	-		-	5,809	6,080
Gain (loss) on sale of real estate owned	(51,585)		-	(85,681)	869
Service charges	37,847		33,379	72,882	64,067
Rental income	36,271		53,187	74,549	77,613
Other	5,083		3,832	9,324	8,763
Total non-interest income	27,616		90,398	76,883	157,392

NON-INTEREST EXPENSE
Salaries and employee benefits	374,750		386,740	769,894	801,434
Advertising	5,800		6,449	11,712	12,325
Office supplies, telephone and postage	18,831		31,268	34,527	53,800
Loan expenses	41,076		201,874	103,624	273,949
Net occupancy expense	159,489		160,664	310,596	333,831
Federal insurance premiums	53,349		54,125	106,796	108,045
Real estate owned loss reserve	77,500		−	77,500	25,000
Data processing expenses	57,217		52,637	113,339	106,268
ATM expenses	8,194		7,157	15,111	13,565
Bank charges and fees	16,580		16,997	33,614	34,670
Insurance and surety bond premiums	20,845		19,241	42,227	38,777
Dues and subscriptions	6,476		4,917	11,064	9,210
Professional fees	58,432		58,486	127,969	124,823
Real Estate Owned expense	28,400		71,522	68,527	86,862
Other	26,153		28,888	47,589	61,079
Total non-interest expense	953,092		1,100,965	1,874,089	2,083,638

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(61,123)		(94,742)	(21,613)	(49,999)

Income tax expense (benefit)	(18,185)		(38,335)	(12,385)	(43,131)

NET INCOME (LOSS)	(42,938)		(56,407)	(9,228)	(6,868)
INCOME (LOSS) PER COMMON SHARE	$(0.03)	$	(0.04)	$(0.01)	$0.00

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

 Six Months Ended

	September 30, 2013	September 30, 2012

Net loss	$(9,228)	$(6,868)

Other comprehensive income (loss), net of tax unrealized income arising from available for sale securities during period	(131,189)	3,820

Postretirement benefit plan adjustment	(4,860)	(28,222)

Comprehensive (loss)	$(145,277)	$(31,270)

See Notes to the Unaudited Consolidated Financial Statements

1DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at March 31, 2013	1,634,725	$16,347	$6,570,852	$5,332,716	$ (448,567)	$(76,768)	$11,394,580
Comprehensive income
Net loss				(9,228)			(9,228)	(9,228)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of ($87,460)						(131,189)	(131,189)	(131,189)
Post retirement benefit plan adjustment net of deferred taxes of ($3,239)						(4,860)	(4,860)	(4,860)

Total comprehensive loss								$(145,277)
Balance at September 30, 2013	1,634,725	$16,347	$6,570,852	$5,323,488	$(448,567)	$(212,817)	$11,249,303

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended September 30,
	2013	2012
Cash flow from operating activities
Net Income	$(9,228)	$(6,868)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(37,400)	(91,669)
Depreciation	136,448	144,117
Discount accretion net of premium amortization	28,607	(721)
Provision for loan losses	206,500	188,000
Income from bank owned life insurance	(5,809)	(6,080)
(Gain)Loss on sale of real estate owned	85,681	(869)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(19,375)	(47,990)
Other assets	308,980	114,967
Prepaid income taxes	(250)	160,250
Increase (decrease) in:
Accrued interest payable	(1,774)	(4,445)
Other liabilities	(394,631)	245,218
Net cash provided by operating activities	$297,749	$693,910

Cash flows from investing activities
Proceeds of securities available for sale	15,729	8,669
Purchases of securities held-to-maturity	(10,022,500)	(13,200,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	3,452,830	9,206,884
Redemption of investment required by law – stock in Federal Home Loan Bank	21,200	16,600
Proceeds from sale of real estate owned	545,634	116,436
Net decrease in loans	4,451,661	4,921,187
Purchases of premises and equipment	(5,561)	(14,423)
Net cash provided by(used in) investing activities	$(1,541,007)	$1,055,353

Cash flows from financing activities
Net (increase) decrease in deposits	361,659	(1,571,237)
Net (increase) decrease in advance payments by borrowers for taxes and insurance	10,316	(37,550)
Proceeds from stock offering subscription rights	3,626,739	-
Net cash provided by (used) in financing activities	$3,998,714	$(1,608,787)

	Six months Ended September 30,
	2013	2012

Net increase in cash and cash equivalents	2,755,456	140,476

Cash and cash equivalents, beginning of the period	6,722,766	6,649,685

Cash and cash equivalents, end of period	9,478,222	6,790,161

Supplemental Disclosures:

Cash paid during the period for interest	397,191	584,544

Cash paid during the period for income taxes	1,000	1,000

Loans transferred to foreclosed real estate during the period	-	1,512,069

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$(131,189)	$3,820

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

September 30, 2013

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2013.

(2)           Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the evaluation of deferred taxes.

(3)           Deferred Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 70 basis points.

(4)           Income Taxes

The Bank accounts for uncertainties in income taxes in accordance with Financial ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Bank has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Tax years 2009 through 2012 remain subject to examination by Federal and New Jersey taxing authorities. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

(5)           Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The difference between the common shares issued and the common shares outstanding for the purposes of calculating basic EPS is a result of the unallocated ESOP shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Numerator	$(42,938)	$(56,407)	$(9,228)	$(6,868)
Denominators:
Basic shares outstanding	1,589,868	1,586,664	1,589,868	1,586,664
Effect of dilutive securities	-	-	-	-
Dilutive shares outstanding	1,589,868	1,586,664	1,589,868	1,586,664
Earnings per share:
Basic	$(0.03)	$(0.04)	$(0.01)	$0.00
Dilutive	$(0.03)	$(0.04)	$(0.01)	$0.00

(6)           Regulatory Agreement

On December 17, 2012, the Bank received a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 21, 2012.  The Agreement supersedes and terminates the Order to Cease and Desist entered into by and between the Bank and the Office of Thrift Supervision on March 17, 2010.

The Agreement requires the Bank to take the following actions:

●

prepare a three-year strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, reduction in the volume of nonperforming assets, and product line development;

●

prepare a capital plan that includes specific proposals related to the maintenance of adequate capital, identifies strategies to strengthen capital if necessary and includes detailed quarterly financial projections.  If the OCC determines that the Bank has failed to submit an acceptable capital plan or fails to implement or adhere to its capital plan, then the OCC may require the Bank to develop a contingency capital plan detailing the Bank’s proposal to sell, merge or liquidate the Bank;

●	prepare a criticized asset plan that will include strategies, targets and timeframes to reduce the Bank’s level of criticized assets;

●	implement a plan to improve the Bank’s credit risk management and credit administration practices;

●	implement programs and policies related to the Bank’s allowance for loan and lease losses, liquidity risk management, independent loan review and other real estate owned;

●	review the capabilities of the Bank’s management to perform present and anticipated duties and to recommend and implement any changes based on such assessment;

●	not pay any dividends or make any other capital distributions without the prior written approval of the OCC;

●	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

●	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The Agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at September 30, 2013 were 7.76%, 14.09% and 14.34%, respectively.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2013, the Bank has entered into formal forbearance agreements with four relationships totaling $811 thousand that require current payments while the borrowers restructure their finances.

(7)           Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a significant effect on future financial reporting.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as following situations. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a significant effect on future financial reporting.

(8)           Fair Value of Financial Instruments

ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. ASC Topic 820 does not require any new fair value measurements. The adoption of ASC Topic 820-10 did not have a material impact on the consolidated financial statements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

● Level 1	Level 1 input are unadjusted quoted prices in active markets for identical assets or liabilities.

● Level 2

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

● Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2013
Available-for-sale securities	$-	$1,973	$-

March 31, 2013
Available-for-sale securities	$-	$2,207	$-

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2013 and March 31, 2013 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans	$-	$-	$5,974
Real estate owned	-	-	1,691
Total	$-	$-	$7,665

March 31, 2013
Impaired loans	$-	$-	$6,346
Real estate owned	-	-	2,470
Total	$-	$-	$8,815

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2013 and March 31, 2013 was as follows:

	September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$9,478	$9,478	$-	$-
Investment securities	28,880	-	26,934	-
Loans – net	83,908	-	-	85,068
FHLB stock	181	181	-	-
Accrued interest receivable	447	447	-	-
Bank–owned life insurance	159	159	-	-
Real estate owned	1,691	-	-	1,691
Total financial assets	$124,744	$10,264	$26,934	$1,691

Financial Liabilities:
Deposits	$117,396	$9,434	$112,512	$-
Advance payments by borrowers for taxes and insurance	377	377	-	-
Accrued interest payable	7	7	-	-
Total financial liabilities	$117,780	$9,818	$112,512	$-

	March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$6,723	$6,723	$-	$-
Investment securities	22,355	-	22,493	-
Loans – net	88,419	-	-	91,300
FHLB stock	203	203	-	-
Accrued interest receivable	428	428	-	-
Bank–owned life insurance	154	154	-	-
Real estate owned	2,470	-	-	2,470
Total financial assets	$120,752	$7,508	$22,493	$93,770

Financial Liabilities:
Deposits	$117,034	$6,873	$111,233	$-
Advance payments by borrowers for taxesand insurance	367	367	-	-
Accrued interest payable	9	9	-	-
Total financial liabilities	$117,410	$7,249	$111,233	$-

	September 30, 2013		March 31, 2013
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$6,747	$-	$5,893	$-

(9)           Loans

The Bank monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Bank monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Residential real estate loans consist of loans secured by one to four family residences located in the Bank’s market area. The Bank has originated one to four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

Commercial real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area. Commercial real estate loans are generally made with fixed interest rates which mature or re-price in 5 to 7 years with principal amortization of up to 25 years.

Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets. The loans generally are secured by these types of assets as collateral and/or by personal guarantees provided by principals of the borrowers.

Construction loans will be made only if there is a permanent mortgage commitment in place. Interest rates on commercial construction loans are typically in line with normal commercial mortgage loan rates, while interest rates on residential construction loans are slightly higher than normal residential mortgage loan rates. These loans usually are adjustable rate loans and generally have terms of up to one year.

Consumer loans include installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant. Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower’s residential property. Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate. The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance.

Loans at September 30, 2013 and March 31, 2013 are summarized as follows (dollars in thousands):

	September 30, 2013	March 31, 2013

Residential (one-to four-family) real estate	$63,827	$66,598
Multi-family and commercial real estate	10,859	12,402
Commercial	1,039	1,166
Home equity	7,801	8,361
Consumer	976	960
Construction	531	83
Total loans	85,033	89,570
Net deferred loan origination fees	(105)	(118)
Allowance for loan losses	(1,020)	(1,033)
Loans, net	$83,908	$88,419

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At September 30, 2013, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At September 30, 2013, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

A summary of the Bank’s credit quality indicators is as follows:

Pass – A credit which is assigned a rating of Pass shall exhibit some or all of the following characteristics:

a.

Loans that present an acceptable degree of risk associated with the financing being considered as measured against earnings and balance sheet trends, industry averages, etc. Actual and projected indicators and market conditions provide satisfactory evidence that the credit will perform as agreed.

b.	Loans to borrowers that display acceptable financial conditions and operating results. Debt service capacity is demonstrated and future prospects are considered good.

c.

Loans to borrowers where a comfort level is achieved by the strength of the cash flows from the business or project and the strength and quantity of the collateral or security position (i.e.; receivables, inventory and other readily marketable securities) as supported by a current valuation and/or the strong capabilities of a guarantor.

Special Mention – Loans on which the credit risk requires more than ordinary attention by the Loan Officer. This may be the result of some erosion in the borrower’s financial condition, the economics of the industry, the capability of management, or changes in the original transaction. Loans which are currently sound yet exhibit potentially unacceptable credit risk or deteriorating long term prospects, will receive this classification. Loans which deviate from loan policy or regulations will not generally be classified in this category, but will be separately reported as an area of concern.

Classified – Classified loans include those considered by the Bank to be substandard, doubtful or loss.

An asset is considered “substandard” if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses which can jeopardize the timely payment of the loan.

Assets classified as “doubtful” exhibit all of the weaknesses defined under the substandard category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount.

Assets classified as “loss” are those considered uncollectible or of little value, even though a collection effort may continue after the classification and potential charge-off.

Non-Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection.

The following table represents loans by credit quality indicator at September 30, 2013 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$60,741	$303	$145	$2,638	$63,827
Multi-family and commercial real estate	7,444	402	-	3,013	10,859
Commercial	597	250	34	158	1,039
Home equity	7,760	-	-	41	7,801
Consumer	976	-	-	-	976
Construction	482	-	-	49	531
	$78,000	$955	$179	$5,899	$85,033

The following table represents past-due loans as of September 30, 2013 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$948	$235	$1,680	$2,863	$60,964	$63,827
Multi-family and commercial real estate	1,190	-	2,223	3,413	7,446	10,859
Commercial	24	34	158	216	823	1,039
Home Equity	651	271	41	963	6,838	7,801
Consumer	-	-	-	-	976	976
Construction	-	-	-	-	531	531
Total Loans	$2,813	$540	$4,102	$7,455	$77,578	$85,033
Percentage of Total Loans	3.31%	0.64%	4.82%	8.77%	91.23%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At September 30, 2013, the Bank had 30 loan relationships totaling $4.1 million in non-accrual loans as compared to 25 relationships totaling $4.4 million at March 31, 2013. The average balance of impaired loans totaled $6.1 million for the six months ended September 30, 2013 as compared to $7.2 million for the year ended March 31, 2013, and interest income recorded on impaired loans for the six months ended September 30, 2013 totaled $93 thousand as compared to $168 thousand for the year ended March 31, 2013.

The following table represents data on impaired loans at September 30, 2013 and March 31, 2013 (dollars in thousands):

	September 30, 2013	March 31, 2013
Impaired loans for which a valuation allowance has been provided	$-	$-
Impaired loans for which no valuation allowance has been provided	5,974	6,346
Total loans determined to be impaired	$5,974	$6,346
Allowance for loans losses related to impaired loans	$-	$-
Average recorded investment in impaired loans	$6,096	$7,245
Cash basis interest income recognized on impaired Loans	$93	$168

The following table presents impaired loans by portfolio class at September 30, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,264	$2,217	$-	$2,310	$54
Multi-family and commercial real estate	3,434	3,434	-	3,442	35
Commercial	192	192	-	203	1
Home equity	82	82	-	91	1
Consumer	-	-	-	-	-
Construction	49	49	-	50	2

Subtotal	$6,021	$5,974	$-	$6,096	$93

The following table presents impaired loans by portfolio class at March 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,255	$2,223	$-	$2,774	$83
Multi-family and commercial real estate	3,550	3,550	-	4,106	62
Commercial	235	235	-	172	8
Home equity	287	287	-	138	11
Consumer	-	-	-	3	-
Construction	51	51	-	52	4

Subtotal	$6,378	$6,346	$-	$7,245	$168

The following table represents nonaccrual loans as of September 30, 2013 and March 31, 2013 (dollars in thousands):

	September 30, 2013	March 31, 2013
Non-accrual loans:
Residential real estate	$1,001	$992
Multi-family and commercial real estate	1,396	1,302
Commercial	158	235
Consumer	-	-
Home Equity	41	287
Construction	-	-
Total non-accrual loans	$2,596	$2,816

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate	$679	$550
Multi-family and commercial real estate	827	1,001
Commercial	-	-
Consumer	-	-
Home Equity	-	-
Construction	-	-
Total troubled debt restructurings in non-accrual status	$1,506	$1,551
Performing under modified terms:
Residential real estate	$617	$788
Multi-family and commercial real estate	1,131	1,139
Commercial	-	-
Consumer	-	-
Home Equity	-	-
Construction	49	51
Total troubled debt restructurings performing under modified terms:	1,797	1,978
Total troubled debt restructurings	3,303	3,529
Total non-performing loans	5,899	6,345
Real estate owned	1,691	2,470
Total non-performing assets	$7,590	$8,815
Non-performing loans as a percentage of loans	6.94%	7.08%
Non-performing assets as a percentage of loans and real estate owned	8.75%	9.58%
Non-performing assets as percentage of total assets	5.71%	6.81%

During the six months ended September 30, 2013, the Bank experienced a $265 thousand net decrease in non-accrual loans. This change reflects the downgrading of seven loan relationships to non-accrual status totaling $867 thousand during the six months ended September 30, 2013. The downgraded loans consisted of three residential mortgage totaling $311 thousand, three commercial loan relationships consisting of four loans totaling $515 thousand and one home equity loan totaling $41 thousand. These additions to the non-accruals were offset by one residential mortgage for $140 thousand, one commercial loan for $168 thousand and one home equity loan in the amount of $1 thousand that were paid in full, two home equity loans totaling $245 thousand and one commercial loan in the amount of $116 thousand that returned to accruing status, a residential mortgage loan totaling $145 thousand that was paid through a short sale, six commercial real estate loans that were partially charged off by $165 thousand due to valuation updates and one commercial loan totaling $49 thousand that was charged off.

The following table presents troubled debt restructurings that occurred during the periods ended September 30, 2013 and March 31, 2013 and loans modified as troubled debt restructurings within the previous 6 and 12 month periods and for which there was a payment default during the period.

	September 30, 2013			March 31, 2013
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	—	$—	$—	2	$339	$486

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	—	$—	1	$75

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Balance, beginning of period	$2,470	$846
Additions from loan foreclosures	─	2,650
Additions from capitalized costs	─	3
Dispositions of REO	(615)	(821)
Gain (loss) on sale of REO	(86)	(152)
Valuation adjustments in the period	(78)	(56)
Balance, end of period	$1,691	$2,470

The following table presents the changes in fair value adjustments to REO for the periods ended September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Balance, beginning of period	$72	$104
Valuation adjustments added in the period	78	57
Valuation adjustments on disposed properties during the period	(72)	(89)
Balance, end of period	$78	$72

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30, 2013	March 31, 2013

Balance at beginning of period	$1,033	$1,161
Provision:
Commercial	68	4
Commercial real estate	141	587
Residential real estate	61	20
Home Equity	2	19
Consumer	(67)	14
Construction	1	(4)

Total Provision	$206	$640

Charge-Offs:
Commercial	$77	$-
Commercial Real Estate	137	686
Residential real estate	77	27
Home Equity	-	29
Consumer	-	66
Recoveries	(72)	(40)
Total Net Charge-Offs	219	768
Balance at end of period	$1,020	$1,033
Period-end loans outstanding	$85,033	$89,570
Average loans outstanding	$87,205	$95,122

Allowance as a percentage of period-end loans	1.20%	1.15%
Net charge-offs as a percentage of average loans	0.25%	0.81%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2013 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Construction	Total
Balance, beginning of year	$44	$378	$485	$48	$77	$1	$1,033
Loan charge-offs	(77)	(137)	(77)	-	-	-	(291)
Recoveries	-	6	1	-	65	-	72
Provision for loan losses	68	141	61	2	(67)	1	206

Balance, end of period	$35	$388	$470	$50	$75	$2	$1,020

Ending balance for loans individually evaluated for impairment	$158	$1,913	$2,232	$41	$-	$-	$4,344
Ending balance for loans collectively evaluated for impairment	$881	$8,946	$61,595	$7,760	$976	$531	$80,689

Loans receivable:
Ending balance	$1,039	$10,859	$63,827	$7,801	$976	$531	$85,033
Ending balance: loans individually evaluated for impairment	$158	$1,913	$2,232	$41	$-	$-	$4,344
Ending balance: loans collectively evaluated for impairment	$881	$8,946	$61,595	$7,760	$976	$531	$80,689

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered.

On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value.

In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower.

For the six months ending September 30, 2013, the Bank experienced one full charge-off relating to one loan relationship totaling $49 thousand and ten partial charge-offs related to nine relationships totaling $242 thousand as compared to two charge-offs relating to two loan relationships totaling $67 thousand and twelve partial charge-offs relating to twelve loan relationships totaling $742 thousand for the year ended March 31, 2013.

At September 30, 2013, the Bank maintained an allowance for loan loss ratio of 1.20% to loans outstanding. Non-performing assets have decreased by $1.2 million over their stated levels at March 31, 2013, representing a non-performing asset to total asset ratio of 5.71% at September 30, 2013 as compared to a non-performing asset to total asset ratio of 6.81% at March 31, 2013.

The Bank’s charge-off policy states that any asset classified loss shall be charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis, the loan committee will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the loan committee determines a loan to be uncollectable, the loan shall be charged to the allowance for loan loss. In addition, upon reviewing the collectability, the loan committee may determine a portion of the loan to be uncollectable; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

(10)        Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of September 30, 2013 and March 31, 2013 are as follows:

	Held-to-Maturity September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$5,444	$-	$(416)	$5,028
Federal Home Loan Bank Bonds	6,567	-	(584)	5,983
Federal Home Loan Mortgage
Corporation Bonds	1,997	-	(178)	1,819
Federal National Mortgage Association	10,498	19	(668)	9,849
Municipal Bond	547	4	-	551
	25,053	23	(1,846)	23,230
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	723	46	-	769
Federal National Mortgage Association	654	53	-	707
Government National Mortgage Corporation	249	7	(1)	255
	1,626	106	(1)	1,731
Total	$26,679	$129	$(1,847)	$24,961

	Held-to-Maturity March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Federal Home Loan Bank Bonds	$4,591	$5	$(18)	$4,578
Federal Farm Credit Bonds	3,444	1	(16)	3,429
Federal Home Loan Mortgage
Corporation Bonds	500	─	(2)	498
Federal National Mortgage Association Bond	9,500	49	(10)	9,539
Municipal Bond	64	─	─	64
	18,099	55	(46)	18,108

Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	965	65	─	1,030
Federal National Mortgage Association	781	64	─	845
Government National Mortgage Corporation	293	11	(1)	303
	2,039	140	(1)	2,178
Total	$20,138	$195	$(47)	$20,286

	Available for Sale September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$ ─	$(159)	$1,341
Federal National Mortgage Association Bond	500	─	(65)	435
Mutual Fund Shares	201	─	(4)	197
	$2,201	$ ─	$(228)	$1,973

	Available for Sale March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$1	$(5)	$1,496
Federal National Mortgage Association Bond	500	─	(11)	489
Mutual Fund Shares	217	5	─	222
	$2,217	$6	(16)	$2,207

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2013 and March 31, 2013:

	September 30, 2013
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$547	$551	$ ─	$ ─
After one year through five years	1,003	1,017	─	─
After five years through ten years	5,919	5,578	─	─
After ten years	19,210	17,815	2,000	1,776
Equity securities	─	─	201	197
	$26,679	$24,961	$2,201	$1,973

	March 31, 2013
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$64	$64	$ ─	$ ─
After one year through five years	1,005	1,029	─	─
After five years through ten years	6,422	6,418	─	─
After ten years	12,647	12,775	2,000	1,985
Equity securities	─	─	217	222
	$20,138	$20,286	$2,217	$2,207

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at September 30, 2013 and March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$5,983	$(584)	$ ─	$ ─	$5,983	$(584)
Federal Farm Credit Bonds	5,029	(416)	─	─	5,029	(416)
Federal Home Loan Mortgage Corporation Bonds	1,819	(178)	─	─	1,819	(178)
Federal National Mortgage Association	8,829	(668)	─	─	8,829	(668)
	21,660	(1,846)	─	─	21,660	(1,846)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	─	─	─	─	─	─
Federal National Mortgage Association	─	─	─	─	─	─
Government National Mortgage Corporation	─	─	28	(1)	28	(1)
	─	─	28	(1)	28	(1)
Mutual Fund Shares	197	(4)	─	─	197	(4)
Total	$21,857	$(1,850)	$28	$(1)	$21,885	$(1,851)

	March 31, 2013
	Less Than 12 Months				12 Months or Greater		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds		$2,454		$(22)	$ ─	$ ─	$2,454	$(22)
Federal Farm Credit Bonds		2,428		(17)	─	─	2,428	(17)
Federal Home Loan Mortgage Corporation Bonds		498		(2)	─	─	498	(2)
Federal National Mortgage Association		1,979		(21)	─	─	1,979	(21)
		7,359		(62)	─	─	7,359	(62)
Mortgage-Backed Securities:

Government National Mortgage Corporation	$	─	$	─	$31	$(1)	$31	$(1)
Total		$7,359		$(62)	$31	$ (1)	$7,390	$(63)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2013, the 48 debt securities with unrealized losses have depreciated 8.5% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended September 30, 2013 and 2012 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate market values in our area, and changes in relevant accounting principles and guidelines.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Delanco Bancorp, Inc. is the holding company for Delanco Federal Savings Bank. Delanco Federal Savings Bank operates from two offices in Burlington County, New Jersey. Delanco Federal Savings Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate a variety of consumer and business loans.

Balance Sheet Analysis

Overview. Total assets at September 30, 2013 were $132.9 million, an increase of $3.5 million from total assets of $129.4 million at March 31, 2013. Total liabilities increased $3.6 million from $118.0 million at March 31, 2013 to $121.6 million at September 30, 2013. Total stockholders’ equity decreased $200 thousand to $11.2 million at September 30, 2013, reflecting a decrease in the market value of the available for sale securities.

Loans. At September 30, 2013, total loans, net, were $83.9 million, or 63.1% of total assets. Overall loans decreased by $4.5 million, primarily due to the number of payoffs outpacing the amount of new originations. Commercial and multi-family real estate loans decreased by $1.5 million, residential real estate loans decreased by $2.8 million, residential construction loans increased by $448 thousand, home equity loans decreased by $560 thousand and commercial loans decreased by $127 thousand.

Total nonperforming loans at September 30, 2013 decreased] $446 thousand from March 31, 2013 primarily due to a combination of loans that were paid off, returned to performing status, charged off and partially charged off that exceeded the number of loans that were placed in non-performing status.

Securities. The investment securities portfolio was $28.7 million, or 21.6% of total assets, at September 30, 2013. At that date, 5.7% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities increased $6.3 million compared to March 31, 2013. The increase was primarily due to purchases of debt securities.

Deposits. Total deposits were $117.4 million at September 30, 2013, an increase of $400 thousand compared to March 31, 2013. Deposits increased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the six months by $3.8 million while time deposits decreased by $3.4 million.

Results of Operations for the Three and Six Months Ended September 30, 2013 and 2012

Financial Highlights.  Net loss for the three and six months ended September 30, 2013 was $43 thousand and $9 thousand, respectively as compared to a net loss of $56 thousand and $7 thousand for the same prior year periods. The decrease in net loss for the three and six month periods was primarily the result of decreased loan expenses partially offset by losses on real estate owned.

Net Interest Income.   Net interest income decreased $43 thousand to $1 million for the three months and $82 thousand to $2 million for the six months ended September 30, 2013. The Bank saw a decrease in both the interest rate spread (1 basis point) and net interest margin (4 basis points) for the six month period.  The rates earned on assets declined, resulting in a 10.2% decrease in total interest income for the three months ending September 30, 2013 compared to the three months ended September 30, 2012. Total interest expense decreased by 32.2% between the same periods.

Average loans in the six months ended September 30, 2013 decreased $9.3 million, or 9.7%, compared with the same period in 2012, driven by payoffs in the commercial real estate and residential mortgage portfolios outpacing the new originations. Average investment securities in the six months ended September 30, 2013 increased $5.3 million, or 24.7%, compared to the same period in 2012. The increase in the investment portfolio was due to purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.0 % for the six months ended September 30, 2013, compared with 4.32% for the same period in 2012.

Average interest-bearing deposits in the six months ended September 30, 2013 decreased $5.2 million or 4.5%, compared with the same period in 2012. Declining interest rates decreased the average cost of deposits to 0.71%, compared with 1.10% for the same period in 2012.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $117 thousand in the three months and $207 thousand in the six months ended September 30, 2013 compared to $108 thousand in the three months and $188 thousand in the six months ended September 30, 2012.  We had $186 thousand in charge-offs in the three months and $291 thousand in the six months ended September 30, 2013, compared to $317 thousand and $330 thousand in charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income decreased $63 thousand in the three month period ending September 30, 2013 compared to the three month period ended September 30, 2012. Non-interest income decreased $81 thousand in the six months ended September 30, 2013 compared to the same period in the prior year, primarily due to losses on sale of real estate.

Non-Interest Expenses.  Non-interest expenses decreased $148 thousand in the three months ending September 30, 2013 compared to the three months ended September 30, 2012 and non-interest expense decreased in the six months ended September 30, 2013 by $210 thousand over the same period in the prior year primarily due to the decrease of loan expenses partially offset by the increase in the real estate owned loss reserve.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of New York, Atlantic Central Bankers Bank and the Federal Reserve Bank of Philadelphia. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $9.5 million. At September 30, 2013, we had no outstanding borrowings and had arrangements to borrow up to $14.2 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At September 30, 2013, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At September 30, 2013, we did not have any loan commitments outstanding. We had $15.2 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2013 totaled $33.9 million, or 66.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2013, the Company had $13 thousand in cash and cash equivalents compared to $297 thousand as of September 30, 2012.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

      The Company can receive dividends from the Bank. Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. Under the terms of its written agreement with the OCC, the Bank is not permitted to pay dividends without prior regulatory approval. In addition, at the request of the Federal Reserve, the Company has adopted resolutions that prohibit it from declaring or paying any dividends or taking any dividends or other distributions that would reduce the capital of the Bank without the prior written consent of the Federal Reserve.

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See note 6 of the notes to the financial statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the quarter ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4.     Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

Delanco Bancorp is not involved in any pending legal proceedings. Delanco Federal Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes from the risk factors set forth under “Risk Factors” in the prospectus contained in new Delanco Bancorp’s registration statement on Form S-1 (File No. 333-189244) (the “Prospectus”), which could materially and adversely affect new Delanco Bancorp’s business, financial condition or future results. The risks described in new Delanco Bancorp Prospectus are not the only risks that new Delanco Bancorp faces. Additional risks and uncertainties not currently known to new Delanco Bancorp or that new Delanco Bancorp currently deems to be immaterial also may materially adversely affect new Delanco Bancorp’s business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

3.1	Certificate of Incorporation(2)

3.2	Bylaws(3)

4.0	Form of Specimen Stock Certificate(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

* Furnished, not filed.

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 (File No. 333-189244) filed with the Commission on June 12, 2013.

(2) Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (File No. 333-189244) filed with the Commission on June 12, 2013.

(3) Incorporated by reference to Exhibit 4.0 to the Company’s Form S-1 (File No. 333-189244) filed with the Commission on June 12, 2013.

 Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: November 14, 2013	By:	/s/ James E. Igo
James E. Igo Chairman, President and Chief Executive Officer

Dated: November 14, 2013	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer