Form 10-Q
period 2013-12-31
Delanco Bancorp, Inc.
filed 2014-02-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

No ☒

As of February 12, 2014 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$592,502	$506,921
Interest-bearing deposits	2,915,196	6,215,845
Total cash and cash equivalents	3,507,698	6,722,766
Investment securities:
Securities held-to-maturity (fair value $25,780,159 and $20,285,670 at December 31, 2013 and March 31, 2013, respectively)	28,178,088	20,137,886
Securities available-for-sale (amortized cost of $2,194,254 and $2,217,032 at December 31, 2013 and March 31, 2013, respectively)	1,901,284	2,207,018
Total investment securities	30,079,372	22,344,904
Loans, net of allowance for loan losses of $1,229,094 at December 31, 2013 (unaudited), $1,032,818 at March 31, 2013	84,216,876	88,419,084
Accrued interest receivable	437,208	427,736
Premises and equipment, net	6,681,283	6,855,000
Federal Home Loan Bank, at cost	226,300	202,500
Deferred income taxes	1,529,200	1,228,400
Bank-owned life insurance	159,398	153,588
Real estate owned	2,475,925	2,469,800
Other assets	236,693	590,804
Total assets	$129,549,953	$129,414,582

LIABILITIES
Deposits
Non-interest bearing deposits	$9,811,710	$6,872,713
Interest bearing deposits	103,738,434	110,161,401
Total deposits	113,550,144	117,034,114
Advances from Federal Home Loan bank	1,000,000	─
Accrued interest payable	1,244	9,025
Advance payments by borrowers for taxes and insurance	134,742	366,604
Other liabilities	655,687	610,259
Total liabilities	115,341,817	118,020,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 and 3,000,000 shares authorized at December 31, 2013 and March 31, 2013, respectively; no shares issued
Common stock, $.01 par value, 25,000,000 and 7,000,0000 shares authorized at December 31, 2013 and March 31, 2013, respectively ; 945,425 and 1,634,725 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	9,454	16,347
Additional paid-in capital	9,948,873	6,570,852
Retained earnings, substantially restricted	5,093,378	5,332,716
Unearned common stock held by employee stock ownership plan	(592,168)	(448,567)
Accumulated other comprehensive (loss)	(251,401)	(76,768)
Total stockholder’s equity	14,208,136	11,394,580
Total liabilities and stockholders’ equity	$129,549,953	$129,414,582

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Nine months Ended December 31,
	2013	2012	2013	2012
INTEREST INCOME
Loans	$935,616	$1,087,196	$2,976,420	$3,426,890
Investment securities	192,811	162,895	529,517	471,992
Total interest income	1,128,427	1,250,091	3,505,937	3,898,882

INTEREST EXPENSE
Interest-bearing checking accounts	10,609	8,834	31,093	26,706
Passbook and money market accounts	28,203	47,348	94,134	149,781
Certificates of deposits	134,987	197,938	443,989	662,177
Federal Home Loan Bank Advances	97	─	97	─
Total interest expense	173,896	254,120	569,313	838,664

Net interest income	954,531	995,971	2,936,624	3,060,218
Provision for loan losses	406,557	295,000	613,057	483,000
Net interest income after provision for loan losses	547,974	700,971	2,323,567	2,577,218

NON-INTEREST INCOME
Income from bank-owned life insurance	─	─	5,809	6,080
Gain (loss) on sale of real estate owned	─	(87,133)	(85,681)	(86,264)
Service charges	32,815	36,889	105,697	100,956
Rental income	33,820	47,491	108,369	125,104
Other	1,715	3,841	11,039	12,604
Total non-interest income	68,350	1,088	145,233	158,480

NON-INTEREST EXPENSE
Salaries and employee benefits	405,789	380,129	1,175,683	1,181,563
Advertising	6,760	4,481	18,472	16,806
Office supplies, telephone and postage	19,499	23,657	54,026	77,457
Loan expenses	56,212	135,671	159,836	409,620
Net occupancy expense	162,789	164,834	473,385	498,665
Federal insurance premiums	53,175	54,054	159,971	162,099
Real estate owned loss reserve	71,500	─	149,000	25,000
Data processing expenses	57,068	56,436	170,407	162,704
ATM expenses	8,765	6,947	23,876	20,512
Bank charges and fees	17,137	17,470	50,751	52,140
Insurance and surety bond premiums	20,471	19,628	62,698	58,405
Dues and subscriptions	7,010	7,945	18,074	17,155
Professional fees	57,290	66,094	185,259	190,917
Real Estate Owned expense	23,744	73,333	92,271	160,195
Other	33,552	34,516	81,141	95,595
Total non-interest expense	1,000,761	1,045,195	2,874,850	3,128,833

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(384,437)	(343,136)	(406,050)	(393,135)

Income tax expense (benefit)	(154,327)	(136,905)	(166,712)	(180,036)

NET INCOME (LOSS)	(230,110)	(206,231)	(239,338)	(213,099)
INCOME (LOSS) PER COMMON SHARE	$(0.26)	$(0.23)	$(0.27)	$(0.23)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Nine Months Ended

	December 31, 2013	December 31, 2012

Net loss	$(239,338)	$(213,099)

Other comprehensive income (loss), net of tax unrealized income arising from available for sale securities during period	(169,773)	(5,474)

Postretirement benefit plan adjustment	(4,860)	(28,222)

Comprehensive (loss)	$(413,971)	$(246,795)

See Notes to the Unaudited Consolidated Financial Statements

1DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at March 31, 2013	1,634,725	$16,347	$6,570,852	$5,332,716	$ (448,567)	$(76,768)	$11,394,580
Comprehensive income
Net loss				(239,338)			(239,338)	(239,338)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of ($117,181)						(169,773)	(169,773)	(169,773)
Post retirement benefit plan adjustment net of deferred taxes of ($3,239)						(4,860)	(4,860)	(4,860)
Employee stock options			7,231				7,231
Total comprehensive loss								(413,971)
3518.69 shares of common stock transferred to ESOP for services			(12,476)		45,551		33,075
Corporate Reorganization:
Merger of Delanco MHC.	(899,099)	(8,991)	105,367				96,376
Exchange of common stock	(735,626)	(7,356)	7,356
Proceeds of stock offering, net of fractional shares, net of offering expenses	945,425	9,454	3,270,543				3,279,997
Shares purchased for ESOP pursuant to reorganization (23,644 shares)					(189,152)		(189,152)
Balance at December 31, 2013	945,425	9,454	$9,948,873	$5,093,378	$(592,168)	$(251,401)	$14,208,136	$(413,971)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended December 31,
	2013	2012
Cash flow from operating activities
Net Income	$(239,338)	(213,099)
Adjustments to reconcile net income to net cash provided by operating activities:

ESOP amortization	33,075	12,336
Deferred income taxes	(192,477)	(229,323)
Depreciation	188,459	220,352
Discount accretion net of premium amortization	28,105	(724)
Provision for loan losses	613,057	483,000
Income from bank owned life insurance	(5,809)	(6,080)
(Gain)Loss on sale of real estate owned	85,681	86,264
Compensation expense for stock options	7,231	─
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(9,472)	(15,455)
PrePaid income taxes	─	160,250
Other assets	354,111	43,738
Increase (decrease) in:
Accrued interest payable	(7,781)	(13,826)
Other liabilities	45,426	1,381
Net cash provided by operating activities	900,268	528,814

Cash flows from investing activities
Proceeds of securities available for sale	22,778	12,408
Purchases of securities available for sale	─	(2,000,000)
Purchases of securities held-to-maturity	(11,621,500)	(14,200,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	3,553,193	10,327,846
Redemption (purchase) of investment required by law – stock in Federal Home Loan Bank	(23,800)	16,600
Proceeds from sale of real estate owned	545,634	741,041
Net decrease in loans	2,951,711	6,589,435
Purchases of premises and equipment	(14,742)	(14,423)
Net cash provided by(used in) investing activities	(4,586,726)	1,472,907

Cash flows from financing activities
Decrease in deposits	(3,483,970)	(4,164,217)
Decrease in advance payments by borrowers for taxes and insurance	(231,862)	(55,436)
Net proceeds from issuance of common stock	3,376,374	─
Purchase of common stock in connection with ESOP	(189,152)	─
Increase in Federal Home Loan Bank advance	1,000,000	─
Net cash provided by (used) in financing activities	471,390	(4,219,653)

	Nine months Ended December 31,
	2013	2012

Net decrease in cash and cash equivalents	$(3,215,068)	$(2,217,932)

Cash and cash equivalents, beginning of the period	6,722,766	6,649,685

Cash and cash equivalents, end of period	3,507,698	4,431,753

Supplemental Disclosures:

Cash paid during the period for interest	576,997	852,489

Cash paid during the period for income taxes	2,000	1,500

Loans transferred to foreclosed real estate during the period	856,353	1,837,287

Net change in unrealized gain (loss) on securities available-for-sale net of tax	(169,773)	(5,474)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

December 31, 2013

(1)          Basis of Presentation

On October 16, 2013, Delanco Bancorp, Inc., a New Jersey corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”). The Conversion involved the sale by the Company of 525,423 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 420,002 shares of common stock of the Company for shares of common stock of the former Delanco Bancorp, Inc. (“old Delanco Bancorp”) held by persons other than Delanco MHC (the “MHC”), and the elimination of old Delanco Bancorp and the MHC. Net proceeds received from the reorganization and stock offering totaled $3,280,000, net of costs of $923,000. Net income per share and the weighted average shares outstanding for the three and nine months ended December 31, 2013 have been restated to reflect the Conversion.

Financial information presented in this Quarterly Report on Form 10-Q is derived in part from the consolidated financial statements of the Company and subsidiaries on and after October 16, 2013 and from the consolidated financial statements of old Delanco Bancorp and subsidiaries prior to October 16, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2013.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 78 basis points.

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

As a result of the Conversion, all share information for periods prior to December 31, 2013, has been revised to reflect the .5711 exchange ratio. Dilutive earnings per share was not adjusted for 20,000 outstanding options which would have had an antidilutive effect on earnings.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2013	2012	2013	2012
Numerator	(230,110)	(206,231)	(239,338)	(213,099)
Denominators:
Basic shares outstanding	899,681	907,973	899,681	907,973
Effect of dilutive securities
Dilutive shares outstanding	899,681	907,973	899,681	907,973
Earnings per share:
Basic	$(0.26)	$(0.23)	$(0.27)	$(0.23)
Dilutive	$(0.26)	$(0.23)	$(0.27)	$(0.23)

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at December 31, 2013 were 9.63%, 16.93% and 18.19%, respectively.

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2013
Available-for-sale securities	$	─	$1,901	$	─

March 31, 2013
Available-for-sale securities	$	─	$2,207	$	─

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 and March 31, 2013 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans	$	─	$	─	$6,289
Real estate owned		─		─	2,476
Total	$	─	$	─	$8,765

March 31, 2013
Impaired loans	$	─	$	─	$6,346
Real estate owned		─		─	2,470
Total	$	─	$	─	$8,815

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2013 and March 31, 2013 was as follows:

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$3,508	$3,508	─	$	─
Investment securities	30,372	─	27,681		─
Loans – net	84,217	─	─		83,553
FHLB stock	226	226	─		─
Accrued interest receivable	437	437	─		─
Bank–owned life insurance	159	159	─		─
Real estate owned	2,476	─	─		2,476
Total financial assets	$121,395	$4,330	$27,681		$86,029

Financial Liabilities:
Deposits	$113,550	$9,812	$105,278	$	─
Advance payments by borrowers for taxes and insurance	135	135	─		─
Advances Federal Home Loan Bank	1,000	1,000	─		─
Accrued interest payable	1	1
Total financial liabilities	$114,486	$10,948	$105,278	$	─

	March 31, 2013
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$6,723	$6,723	$	─	$	─
Investment securities	22,355	─		22,493		─
Loans – net	88,419	─		─		91,300
FHLB stock	203	203		─		─
Accrued interest receivable	428	428		─		─
Bank–owned life insurance	154	154		─		─
Real estate owned	2,470	─		─		2,470
Total financial assets	$120,752	$7,508		$22,493		$93,770

Financial Liabilities:
Deposits	$117,034	$6,873		$111,233	$	─
Advance payments by borrowers for taxes and insurance	367	367		─		─

Accrued interest payable	9	9		─		─
Total financial liabilities	$117,410	$7,249		$111,233	$	─

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	December 31, 2013			March 31, 2013
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,849	$	─	$5,893	$	─

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

Loans at December 31, 2013 and March 31, 2013 are summarized as follows (dollars in thousands):

	December 31, 2013	March 31, 2013

Residential (one-to four-family) real estate	$63,968	$66,598
Multi-family and commercial real estate	10,474	12,402
Commercial	1,247	1,166
Home equity	7,974	8,361
Consumer	945	960
Construction	938	83
Total loans	85,546	89,570
Net deferred loan origination fees	(100)	(118)
Allowance for loan losses	(1,229)	(1,033)
Loans, net	$84,217	$88,419

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2013, the loans-to-one-borrower limitation was $2.0 million; this excluded an additional 10% of adjusted capital funds or approximately $1.0 million, which may be loaned if collateralized by readily marketable securities. At December 31, 2013, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of December 31, 2013, the Bank has entered into formal forbearance agreements with three relationships totaling $811 thousand that require current payments while the borrowers restructure their finances

The following table represents loans by credit quality indicator at December 31, 2013 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	60,824	302	─	2,842	63,968
Multi-family and commercial real estate	7,417	346	155	2,556	10,474
Commercial	800	255	─	192	1,247
Home equity	7,359	─	─	615	7,974
Consumer	910	─	─	35	945
Construction	889	─	─	49	938
	78,199	903	155	6,289	85,546

The following table represents past-due loans as of December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	477	491	2,288	3,256	60,712	63,968
Multi-family and commercial real estate	223	219	1,670	2,112	8,362	10,474
Commercial	177	─	192	369	878	1,247
Home Equity	98	135	185	418	7,556	7,974
Consumer	5	5	35	45	900	945
Construction	─	─	─	─	938	938
Total Loans	980	850	4,370	6,200	79,346	85,546
Percentage of Total Loans	1.1%	1.0%	5.1%	7.2%	92.8%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At December 31, 2013, the Bank had 27 loan relationships totaling $4.4 million in non-accrual loans as compared to 25 relationships totaling $4.4 million at March 31, 2013. The average balance of impaired loans totaled $6.2 million for the nine months ended December 31, 2013 as compared to $7.2 million for the year ended March 31, 2013, and interest income recorded on impaired loans for the nine months ended December 31, 2013 totaled $182 thousand as compared to $168 thousand for the year ended March 31, 2013.

The following table represents data on impaired loans at December 31, 2013 and March 31, 2013 (dollars in thousands):

	December 31, 2013	March 31, 2013
Impaired loans for which a valuation allowance has been provided	$-	$-

Impaired loans for which no valuation allowance has been provided	6,289	6,346

Total loans determined to be impaired	$6,289	$6,346
Allowance for loans losses related to impaired loans	$-	$-
Average recorded investment in impaired loans	$6,157	$7,245
Cash basis interest income recognized on impaired Loans	$182	$168

The following table presents impaired loans by portfolio class at December 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,890	$2,852	$	─	$2,366	$100
Multi-family and commercial real estate	3,071	2,976		─	3,421	61
Commercial	192	192		─	199	1
Home equity	185	185		─	117	17
Consumer	35	35		─	4	1
Construction	49	49		─	50	2

Subtotal	$6,422	$6,289	$	─	$6,517	$182

The following table presents impaired loans by portfolio class at March 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,255	$2,223	$	─	$2,774	$83
Multi-family and commercial real estate	3,550	3,550		─	4,106	62
Commercial	235	235		─	172	8
Home equity	287	287		─	138	11
Consumer	─	─		─	3	─
Construction	51	51		─	52	4

Subtotal	$6,378	$6,346	$	─	$7,245	$168

The following table represents nonaccrual loans as of December 31, 2013 and March 31, 2013 (dollars in thousands):

	December 31, 2013	March 31, 2013
Non-accrual loans:
Residential real estate	$1,427	$992
Multi-family and commercial real estate	595	1,302
Commercial	192	235
Consumer	35	─
Home Equity	615	287
Construction	─	─
Total non-accrual loans	$2,864	$2,816

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate	$678	$550
Multi-family and commercial real estate	828	1,001
Commercial	─	─
Consumer	─	─
Home Equity	─	─
Construction	─	─
Total troubled debt restructurings in non-accrual status	$1,506	$1,551
Performing under modified terms:
Residential real estate	$737	$788
Multi-family and commercial real estate	1,133	1,139
Commercial	─	─
Consumer	─	─
Home Equity	─	─
Construction	49	51
Total troubled debt restructurings performing under modified terms:	1,919	1,978
Total troubled debt restructurings	3,425	3,529
Total non-performing loans	6,289	6,345
Real estate owned	2,476	2,470
Total non-performing assets	$8,765	$8,815

Non-performing loans as a percentage of loans	7.35%	7.08%
Non-performing assets as a percentage of loans and real estate owned	9.96%	9.58%
Non-performing assets as percentage of total assets	6.76%	6.81%

During the nine months ended December 31, 2013, the Bank experienced a $3 thousand net increase in non-accrual loans. This change reflects the downgrading of 13 loan relationships to non-accrual status totaling $2.0 million during the nine months ended December 31, 2013. The downgraded loans consisted of 6 residential mortgage totaling $1.2 million, 3 commercial loan relationships consisting of 4 loans totaling $616 thousand and 1 home equity line of credit totaling $178 thousand and 2 personal lines of credit totaling $35 thousand. These additions to the non-accruals were offset by one residential mortgage for $140 thousand, two commercial loan for $283 thousand and one home equity loan in the amount of $1 thousand that were paid in full, two home equity loans totaling $135 thousand that returned to accruing status, a residential mortgage loan totaling $145 thousand that was paid through a short sale, 5 commercial relationships consisting 7 commercial real estate loans that were partially charged off by $293 thousand due to valuation updates, 1 residential loan in the amount of $154 thousand and 1 commercial relationship consisting of two commercial real estate loans of $784 thousand that were transferred to real estate owned and 1 commercial loan totaling $49 thousand that was charged off.

The following table presents troubled debt restructurings that occurred during the periods ended December 31, 2013 and March 31, 2013 and loans modified as troubled debt restructurings within the previous 9 and 12 month periods and for which there was a payment default during the period.

	December 31, 2013			March 31, 2013
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	1	$120	$123	2	$339	$486

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	─	─	1	$75

.

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Balance, beginning of period	$2,470	$846
Additions from loan foreclosures	856	2,650
Additions from capitalized costs	─	3
Dispositions of REO	(615)	(821)
Gain (loss) on sale of REO	(86)	(152)
Valuation adjustments in the period	(149)	(56)
Balance, end of period	$2,476	$2,470

The following table presents the changes in fair value adjustments to REO for the periods ended December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Balance, beginning of period	$72	$104
Valuation adjustments added in the period	149	57
Valuation adjustments on disposed properties during the period	(72)	(89)
Balance, end of period	$149	$72

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2013	March 31, 2013

Balance at beginning of period	$1,033	$1,161
Provision:
Commercial	54	4
Commercial real estate	433	587
Residential real estate	173	20
Home Equity	18	19
Consumer	(68)	14
Construction	3	(4)

Total Provision	$613	$640

Charge-Offs:
Commercial	$49	$-
Commercial Real Estate	365	686
Residential real estate	79	27
Home Equity	-	29
Consumer	-	66
Recoveries	(76)	(40)
Total Net Charge-Offs	417	768
Balance at end of period	$1,229	$1,033
Period-end loans outstanding	$85,546	$89,570
Average loans outstanding	$85,393	$95,122

Allowance as a percentage of period-end loans	1.44%	1.15%
Net charge-offs as a percentage of average loans	0.49%	0.81%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2013 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Construction	Total
Balance, beginning of year	$44	$378	$485	$48	$77	$1	$1,033
Loan charge-offs	(49)	(365)	(79)	─	─	─	(493)
Recoveries		7	1	─	68	─	76
Provision for loan losses	54	433	173	18	(68)	3	613

Balance, end of period	49	453	580	66	77	4	$1,229
Ending balance for loans individually evaluated for impairment	112	1,032	2,338	363	─	─	3,845
Ending balance for loans collectively evaluated for impairment	1,135	9,442	61,630	7,611	945	938	81,701

Loans receivable:	1,247	10,474	63,968	7,974	945	938	85,546
Ending balance
Ending balance: loans individually evaluated for impairment	112	1,032	2,338	363	─	─	3,845
Ending balance: loans collectively evaluated for impairment	1,135	9,442	61,630	7,611	945	938	81,701

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

For the nine months ending December 31, 2013, the Bank experienced one full charge-off relating to one loan relationship totaling $49 thousand and 12 partial charge-offs related to nine relationships totaling $444 thousand as compared to two charge-offs relating to two loan relationships totaling $67 thousand and twelve partial charge-offs relating to twelve loan relationships totaling $742 thousand for the year ended March 31, 2013.

At December 31, 2013, the Bank maintained an allowance for loan loss ratio of 1.44% to loans outstanding. Non-performing assets have decreased by $50 thousand over their stated levels at March 31, 2013, representing a non-performing asset to total asset ratio of 6.76% at December 31, 2013 as compared to a non-performing asset to total asset ratio of 6.81% at March 31, 2013.

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

(10)     Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of December 31, 2013 and March 31, 2013 are as follows:

	Held-to-Maturity December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$5,944	$ ─	$(565)	$5,379
Federal Home Loan Bank Bonds	5,568	─	(569)	4,999
Federal Home Loan Mortgage Corporation Bonds	3,497	─	(432)	3,065
Federal National Mortgage Association	11,096	15	(944)	10,167
Municipal Bond	547	2	─	549
	26,652	17	(2,510)	24,159
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	668	40	─	708
Federal National Mortgage Association	621	49	─	670
Government National Mortgage Corporation	237	7	(1)	243
	1,526	96	(1)	1,621
Total	$28,178	$113	$(2,511)	$25,780

	Held-to-Maturity March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,591	$5	$(18)	$4,578
Federal Farm Credit Bonds	3,444	1	(16)	3,429
Federal Home Loan Mortgage
Corporation Bonds	500	─	(2)	498
Federal National Mortgage Association Bond	9,500	49	(10)	9,539
Municipal Bond	64	─	─	64
	18,099	55	(46)	18,108

Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	965	65	─	1,030
Federal National Mortgage Association	781	64	─	845
Government National Mortgage Corporation	293	11	(1)	303
	2,039	140	(1)	2,178
Total	$20,138	$195	$(47)	$20,286

	Available for Sale December 31, 2013
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	─	$(208)	$1,292
Federal National Mortgage Association Bond	500		─	(81)	419
Mutual Fund Shares	194		─	(4)	190
	$2,194	$	─	$(293)	$1,901

	Available for Sale March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$1	$(5)	$1,496
Federal National Mortgage Association Bond	500	─	(11)	489
Mutual Fund Shares	217	5	─	222
	$2,217	$6	$(16)	$2,207

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2013 and March 31, 2013:

	December 31, 2013
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$547	$549	$	─	$	─
After one year through five years	1,503	1,497		─		─
After five years through ten years	5,919	5,458		─		─
After ten years	20,209	18,276		2,000		1,711
Equity securities	─	─		194		190
	$28,178	$25,780		$2,194		$1,901

	March 31, 2013
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$64	$64	$	─	$	─
After one year through five years	1,005	1,029		─		─
After five years through ten years	6,422	6,418		─		─
After ten years	12,647	12,775		2,000		1,985
Equity securities	─	─		217		222
	$20,138	$20,286		$2,217		$2,207

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2013
	Less Than 12 Months			12 Months or Greater		Total
(Dollars in Thousands)	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal Home Loan Bank Bonds	$4,966		$(625)	$1,325	$(152)	$6,291	$(777)
Federal Farm Credit Bonds	4,101		(398)	1,278	(167)	5,379	(565)
Federal Home Loan Mortgage Corporation Bonds	3,065		(432)	─	─	3,065	(432)
Federal National Mortgage Association	8,777		(819)	1,294	(206)	10,071	(1,025)
	20,909		(2,274)	3,897	(525)	24,806	(2,799)
Mortgage-Backed Securities:

Government National Mortgage Corporation	─		─	28	(1)	28	(1)
	─		─	28	(1)	28	(1)
Mutual Fund Shares	190		(4)	─	─	190	(4)
Total	$21,099	$	(2,278)	$3,925	$(526)	$25,024	$2,804

	March 31, 2013
	Less Than 12 Months		12 Months or Greater				Total
(Dollars in Thousands)	Fair Vealue	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

Federal Home Loan Bank Bonds	$2,454	$(22)	$	─	$	─	$2,454	$(22)
Federal Farm Credit Bonds	2,428	(17)		─		─	2,428	(17)
Federal Home Loan Mortgage Corporation Bonds	498	(2)		─		─	498	(2)
Federal National Mortgage Association	1,979	(21)		─		─	1,979	(21)
	7,359	(62)		─		─	7,359	(62)
Mortgage-Backed Securities:

Government National Mortgage Corporation	─	─		$31		$(1)	$31	$(1)
Total	$7,359	$(62)		$31	$	(1)	$7,390	$(63)

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

At December 31, 2013, the 52 debt securities with unrealized losses have depreciated 9.4% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2013 and 2012 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2013 were $129.5 million, an increase of $1 million from total assets of $129.4 million at March 31, 2013. Total liabilities decrease $2.7 million from $118.0 million at March 31, 2013 to $115.3 million at December 31, 2013. Total stockholders’ equity increased $2.8 million to $14.2 million at December 31, 2013, primarily due to the proceeds from the conversion and stock offering.

Loans. At December 31, 2013, total loans, net, were $84.2 million, or 65.0% of total assets. Overall loans decreased by $4.2 million primarily due payoffs in the residential and commercial loan portfolios. Commercial and multi-family real estate loans decreased by $1.9 million, residential real estate loans decreased by $2.6 million, residential construction loans increased by $855 thousand, home equity loans decreased by $387 thousand and commercial loans increased by $81 thousand.

Total nonperforming loans at December 31, 2013 decreased $56 thousand from March 31, 2013.

Securities. The investment securities portfolio was $30.1 million, or 23.2% of total assets, at December 31, 2013. At that date, 5.1% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities increased $7.7 million compared to March 31, 2013. The increase was primarily due to purchases of debt securities.

Deposits. Total deposits were $113.6 million at December 31, 2013, a decrease of $3.5 million compared to March 31, 2013. Deposits increased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the nine months by $2.8 million while time deposits decreased by $6.2 million

Results of Operations for the Three and Nine Months Ended December 31, 2013 and 2012

Financial Highlights.  Net loss for the three and nine months ended December 31, 2013 was $230 thousand and $239 thousand, respectively as compared to a net loss of $206 thousand and $213 thousand for the same prior year periods. The increase in net loss for the three and six month periods was primarily the result of increased provision for loan losses and real estate owned loss reserve.

Net Interest Income.   Net interest income decreased $41 thousand to $955 thousand for the three months and $124 thousand to $2.9 million for the nine months ended December 31, 2013. The Bank saw an increase in the interest rate spread (11 basis points) and a decrease in net interest margin (8 basis points) for the six month period.  The rates earned on assets declined, resulting in a 9.7% decrease in total interest income for the three months ending December 31, 2013 compared to the three months ended December 31, 2012. Total interest expense decreased by 31.6% between the same periods.

Average loans in the nine months ended December 31, 2013 decreased $8.4 million, or 9%, compared with the same period in 2012, driven by payoffs in the residential and commercial mortgage portfolios. Average investment securities in the nine months ended December 31, 2013increased $5.6 million, or 24.7%, compared to the same period in 2012. The increase in the investment portfolio was due to purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.08% for the nine months ended December 31, 2013, compared with 4.27% for the same period in 2012.

Average interest-bearing deposits in the nine months ended December 31, 2013 decreased $4.8 million or 4.3%, compared with the same period in 2012. Declining interest rates decreased the average cost of deposits to 0.67%, compared with 0.82% for the same period in 2012.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $407 thousand in the three months and $613 thousand in the nine months ended December 31, 2013 compared to $295 thousand in the three months and $483 thousand in the nine months ended December 31, 2012.  We had $202 thousand in charge-offs in the three months and $493 thousand in the nine months ended December 31, 2013, compared to $329 thousand and $660 thousand in charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income increased $67 thousand in the three month period ending December 31, 2013 compared to the three month period ended December 31, 2012. Non-interest income decreased $13 thousand in the nine months ended December 31, 2013 compared to the same period in the prior year, primarily due to a decrease in rental income from real estate owned.

Non-Interest Expenses.  Non-interest expenses decreased $44 thousand in the three months ending December 31, 2013 compared to the three months ended December 31, 2012 and non-interest expense decreased in the nine months ended December 31, 2013 by $254 thousand over the same period in the prior year primarily due to the decrease of loan and real estate owned expenses partially offset by the increase in the real estate owned loss reserve.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $3.5 million. At December 31, 2013, we had 1 million in outstanding borrowings and had arrangements to borrow up to $17.5 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At December 31, 2013, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At December 31, 2013, we did not have any loan commitments outstanding. We had $5.8 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2013 totaled $31.7 million, or 65.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2013, the Company had $714 thousand in cash and cash equivalents compared to $312 thousand as of December 31, 2012.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See note 6 of the notes.

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

For the quarter ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.   Risk Factors

Other than as set forth below, there are no material changes from the risk factors set forth under “Risk Factors” in the prospectus contained in the Company’s registration statement on Form S-1 (File No. 333-189244) (the “Prospectus”), which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Prospectus are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2013, the Company completed its stock offering in connection with the second step conversion of the Bank. As part of the conversion, the Company succeeded old Delanco Bancorp as the stock holding company of the Bank and old Delanco Bancorp and the MHC ceased to exist. In the stock offering, a total of 525,423 shares with an aggregate offering price of $4.2 million, representing the MHC’s ownership interest in old Delanco Bancorp were sold by the Company in a subscription offering and community offering. Pursuant to a registration statement on Form S-1 (File No. 333-189244), which was declared effective by the Securities and Exchange Commission on August 9, 2013, $10,116,328 of securities were registered, of which a maximum of 702,579 shares with an aggregate offering price of $5.6 million were offered for a purchase price of $8.00 per share, and a maximum of 561,962 shares could be issued in exchange for shares of old Delanco Bancorp common stock. The offering was commenced on August 9, 2013 and completed on October 16, 2013. In addition, each share of old Delanco Bancorp common stock that was outstanding as of October 16, 2013 was exchanged for 0.5711 shares of Company common stock or an aggregate of 420,093 shares were issued in exchange (cash was issued in lieu of fractional shares).

Keefe, Bruyette & Woods, Inc. managed the subscription and community offerings. For their services, Keefe, Bruyette & Woods, Inc. received a fee of $160,000. Keefe, Bruyette & Woods, Inc. also was engaged to act as our conversion agent in connection with the offering. For these services, Keefe, Bruyette & Woods, Inc. received a fee of $25,000.

Expenses related to the offering are estimated to be approximately $922,500, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering, prior to funding the ESOP as discussed in the next paragraph, are estimated to be approximately $3.3 million. As a result of completion of the offering, 945,425 shares of Company common stock were outstanding as of October 16, 2013.

Of the net proceeds of the stock offering, $2.5 million were contributed to the Bank. Additionally, $189,152, an amount necessary to allow the ESOP to purchase 23,644 shares of Company common stock at $8.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.

Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Certificate of Incorporation(1)

3.2	Bylaws(2)

4.0	Form of Specimen Stock Certificate(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

__________________________________

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

DELANCO BANCORP, INC.

Dated: February 14, 2014	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 14, 2014	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer