Form 10-K
period 2014-03-31
Delanco Bancorp, Inc.
filed 2014-06-27
CIK 1577603

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-55087

DELANCO BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	80-0943940 (I.R.S. Employer Identification No.)

615 Burlington Avenue, Delanco, New Jersey (Address of principal executive offices)	08075 (Zip Code)

Issuer’s telephone number: (856) 461-0611

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ____   No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ____   No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ____   No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2013 was approximately $8.2 million.

The number of shares outstanding of the registrant’s common stock as of June 26, 2014 was 945,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ii

INDEX

Part I

Part II

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accounting Fees and Services	40

Part IV

Item 15.	Exhibits and Financial Statement Schedules	40

SIGNATURES

iii

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Delanco Bancorp, Inc. (“Delanco Bancorp” or the “Company”) and Delanco Federal Savings Bank (“Delanco Federal” or the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Delanco Bancorp and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A—Risk Factors.” These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We are headquartered in Delanco Township, New Jersey and operate as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. Delanco Federal is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to four-family real estate loans and to a much lesser extent, multi-family and nonresidential real estate loans, home equity and consumer loans which we primarily hold for investment. Delanco Federal also maintains an investment portfolio. Delanco Federal’s primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”). The FDIC, through the Deposit Insurance Fund, insures Delanco Federal’s deposit accounts up to the applicable legal limits. Delanco Federal is a member of the Federal Home Loan Bank (“FHLB”) of New York.

Effective October 16, 2013, Delanco Bancorp completed its public stock offering in connection with the conversion of Delanco MHC (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”). As a result of the Conversion, the Company succeeded old Delanco Bancorp, a Federal corporation (“old Delanco Bancorp”), as the holding company for Delanco Federal and the MHC ceased to exist. A total of 525,423 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including shares purchased by the Delanco Federal Savings Bank’s employee stock ownership plan (the “ESOP”). Additionally, approximately 420,093 shares were issued to the stockholders of old Delanco Bancorp (other than the MHC) in exchange for their shares of old Delanco Bancorp common stock at an exchange ratio of 0.5711 share of Company common stock for each share of old Delanco Bancorp common stock.

Delanco Bancorp’s business activity is the ownership of the outstanding capital stock of Delanco Federal. Delanco Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Delanco Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Delanco Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Our website address is www.delancofsb.com. Information on our website should not be considered a part of this report.

Market Area

We are headquartered in Delanco Township, New Jersey. In addition to our main office, we operate a full-service branch office in Cinnaminson, New Jersey. Delanco and Cinnaminson are in western Burlington County, New Jersey, across the Delaware River from northeastern Philadelphia. We consider Burlington County to be our primary market area.

The population of Burlington County has remained steady in recent years, while unemployment has remained high, creating challenges for the growth of our business. The 2012 estimated population of Burlington County was approximately 451,000. Burlington County’s population is projected to remain steady through 2017. The Philadelphia-Camden-Wilmington, PA-NJ-DE-MD metropolitan statistical area, of which Burlington County is a part, is the sixth largest in the United States as of July 2012 with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States.

Burlington County’s per capita income was $36,101 in 2011, which is less than the per capita income of $48,723 for the Philadelphia metropolitan area and greater than the per capita income of $27,915 for the United States. (Source: SNL Financial, Inc.) In recent years, Burlington County has experienced higher unemployment rates compared to the Philadelphia metropolitan area and the United States. As of March 2013, Burlington County had an unemployment rate of 8.5%, compared to 8.2% for the Philadelphia metropolitan area and 7.6% for the United States. (Source: U.S. Bureau of Labor Statistics)

According to the National Association of REALTORS, the median sales price for existing single-family homes in the Philadelphia metropolitan area decreased 10.6% from $234,900 in 2007 to $210,100 in 2011 before increasing 1.6% to $213,400 in 2012. In comparison, the median sales price for existing single-family homes in the United States decreased 23.4% from $217,900 in 2007 to $166,200 in 2011 before increasing 6.4% to $176,900 in 2012.

Competition

 We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large banks operate in our market area, including Bank of America, Wells Fargo & Company (formerly known as Wachovia), TD Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held 1.34% of the deposits in Burlington County, New Jersey.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Federal law permits affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Loans. We offer three types of residential mortgage loans: fixed-rate loans, balloon loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of 15, 20 or 30 years and balloon mortgage loans with terms of five, ten or 15 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one or three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. We generally retain all of the mortgage loans that we originate, although from time to time we have sold some of the 30-year, fixed-rate mortgage loans that we originated. If we choose to sell any mortgages in the future, it would be with the servicing of the loans retained by Delanco Federal.

Borrower demand for adjustable-rate or balloon loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate or balloon loans. The relative amount of fixed-rate, balloon and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We have seen little demand for adjustable-rate loans in the low interest rate environment that has prevailed in recent years. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest only loans.

We will make loans with loan-to-value ratios up to 95%; however, we require private mortgage insurance for loans with a loan-to-value ratio over 80%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial and Multi-Family Real Estate Loans. We have traditionally offered fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings. We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to five to seven years and payments based on an amortization schedule of up to 25 years. Adjustable-rate loans are typically based on the Prime Rate and the Constant Maturity Treasury rate. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.

During 2006 and 2007, we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey. As a result of the economic downturn we experienced a significant increase in non-performing assets, particularly in our commercial real estate portfolio. Following a change in our senior management in 2009, we restricted our out-of-market commercial lending. We were restricted from making new commercial loans under the Cease and Desist Order issued by the Office of Thrift Supervision on March 17, 2010 and, as a result, we have made few commercial and multi-family real estate loans in recent years. The written agreement with the OCC dated November 21, 2012 eliminated this lending restriction.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make construction loans for small commercial development projects. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. Upon completion of the construction phase, the loan typically converts to a permanent mortgage loan and is reclassified as such. Loans generally can be made with a maximum loan to value ratio of 90% on residential construction and 80% on commercial construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. Our consumer loans consist primarily of home equity loans and lines of credit. We occasionally make loans secured by passbook or certificate accounts and automobile loans.

We offer home equity loans with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable rates of interest that are indexed to the Prime Rate as published by The Wall Street Journal. Home equity loans have fixed interest rates and terms that typically range from five to 15 years. Some of our home equity loans are originated as five-year balloon loans with monthly payments based on a 20- to 30-year amortization schedule.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.

From time to time, we have purchased participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $138 thousand at March 31, 2014. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

In the past, we have sold some of the 30-year fixed rate loans that we originated to the Federal Home Loan Bank of New York for interest risk management purposes. In recent periods we have retained all of the loans that we have originated. We may sell loans from time to time in the future to help manage our asset/liability mix and limit our interest rate risk. We intend to retain the servicing on any loans sold.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to our President and Chief Executive Officer and Vice President – Lending up to prescribed limits, based on the officer’s experience and tenure. All loans over $500,000 with respect to residential mortgage loans and smaller amounts with respect to other types of loans must be approved by the loan committee of the board of directors or the full board.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2014, our regulatory limit on loans to one borrower was $2.3 million. At that date, our largest lending relationship was $1.5 million and was secured by residential real estate. These loans were performing in accordance with their terms at March 31, 2014.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York and Atlantic Community Bankers Bank stock.

At March 31, 2014, our investment portfolio totaled $28.9 million, or 22.7% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Asset/Liability Committee is responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area. We do not have any brokered deposits. From time to time we promote various accounts in an effort to increase deposits.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on all types of deposit products.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York, Atlantic Community Bankers Bank and the Federal Reserve Bank of Philadelphia to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Atlantic Central Bankers Bank provides correspondent banking services, both credit and noncredit, to financial institutions in the Mid-Atlantic region. As a member, we are required to own capital stock in Atlantic Central Bankers Bank and are authorized to apply for advances under an unsecured line of credit. The Federal Reserve Bank of Philadelphia functions as a central reserve bank providing credit for member financial institutions. We are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. At March 31, 2014, we had arrangements to borrow up to $16.4 million from the Federal Home Loan Bank of New York and $1 million from the Atlantic Central Bankers Bank.

Personnel

As of March 31, 2014, we had 23 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal. Delanco Federal has one active subsidiary, DFSB Properties, LLC, which is the title holder for repossessed real estate.

Regulation and Supervision

 General

Delanco Federal, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Delanco Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Delanco Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Delanco Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on Delanco Bancorp and Delanco Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Delanco Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Delanco Federal was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Delanco Federal, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are applicable to Delanco Federal and Delanco Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Delanco Federal and Delanco Bancorp.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Delanco Federal, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. See “—Regulatory Agreement” below for information on the individual minimum capital requirements currently applicable to Delanco Federal.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Delanco Bancorp and Delanco Federal will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Delanco Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Delanco Federal. Management cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2014, Delanco Federal maintained 92.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to, and receive the non-objection of, the Federal Reserve Board of the capital distribution if, like Delanco Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Delanco Federal’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Delanco Federal received an “outstanding” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Delanco Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Delanco Federal, including Delanco Bancorp and its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Delanco Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Delanco Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Delanco Federal may make to insiders based, in part, on Delanco Federal’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. Delanco Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2014 of $271 thousand.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Delanco Federal complies with the foregoing requirements.

Other Regulations

Delanco Federal’s operations are also subject to federal laws applicable to credit transactions, including the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Delanco Federal also are subject to laws such as the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, Delanco Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Delanco Federal.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Delanco Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Acquisition of Delanco Bancorp. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Regulatory Agreement

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010.

The written agreement requires Delanco Federal to take the following actions:

●

prepare a three-year strategic plan that establishes objectives for Delanco Federal’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, reduction in the volume of nonperforming assets, and product line development;

●

prepare a capital plan that includes specific proposals related to the maintenance of adequate capital, identifies strategies to strengthen capital if necessary and includes detailed quarterly financial projections. If the OCC determines that Delanco Federal has failed to submit an acceptable capital plan or fails to implement or adhere to its capital plan, then the OCC may require Delanco Federal to develop a contingency capital plan detailing Delanco Federal’s proposal to sell, merge or liquidate Delanco Federal;

●	prepare a criticized asset plan that will include strategies, targets and timeframes to reduce Delanco Federal’s level of criticized assets;

●	implement a plan to improve Delanco Federal’s credit risk management and credit administration practices;

●	implement programs and policies related to Delanco Federal’s allowance for loan and lease losses, liquidity risk management, independent loan review and other real estate owned;

●	review the capabilities of Delanco Federal’s management to perform present and anticipated duties and to recommend and implement any changes based on such assessment;

●	not pay any dividends or make any other capital distributions without the prior written approval of the OCC;

●	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

●	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The written agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

We have submitted strategic and capital plans to the OCC and have developed the other plans and policies required by the written agreement. The written agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2014, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.23%, 16.16% and 17.42%, respectively.

ITEM 1A.	RISK FACTORS

We have experienced net losses in each of the last two fiscal years and we may not return to profitability in the near future.

We have experienced net losses of $763 thousand and $324 thousand for the years ended March 31, 2014 and 2013, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for and losses on the sale of real estate owned and other problem loan expenses. For the year ended March 31, 2014, we incurred provision expenses of $957 thousand, net real estate owned expenses and losses of $758 thousand, and other problem loan expenses of $210 thousand. For the year ended March 31, 2013, we incurred provision expenses of $640 thousand, real estate owned expenses and losses of $340 thousand, and other problem loan expenses of $448 thousand. At March 31, 2014, non-performing assets and troubled debt restructurings totaled $8.0 million, or 6.26% of total assets. As we work through our problem assets, we may incur additional expenses and losses on real estate owned and other problem loan expenses, while continued high levels of problem assets may result in additional provisions for loan losses, all of which would impede our return to profitability. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.33% for the year ended March 31, 2014, as compared to 3.35% for the year ended March 31, 2013. Our average yield on earning assets declined to 3.95% for the year ended March 31, 2014, from 4.22% for the year ended March 31, 2013 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments. Continued low market interest rates could cause further declines in our net interest margin, as our ability to reduce our cost of funds to offset further reductions in asset yields is limited.

We are a party to a formal written agreement with the OCC and our failure to comply with that agreement may result in further regulatory enforcement actions, including restrictions on our operations.

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010. The written agreement requires Delanco Federal to take certain actions and implement certain policies and procedures aimed at improving Delanco Federal’s capital, earnings and asset quality. The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2014, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 9.23%, 16.16% and 17.42%, respectively.

The written agreement will remain in effect until terminated, modified, or suspended in writing by the OCC. A failure to comply with the written agreement could result in the initiation of further enforcement actions by the OCC, including the imposition of civil monetary penalties. The written agreement has resulted in additional regulatory compliance expense for the Company. A detailed description of the written agreement can be found at “Regulation and Supervision—Regulatory Agreement.”

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $1.8 million at March 31, 2008 to $9.0 million at March 31, 2009 and then to $10.3 million at March 31, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $8.0 million at March 31, 2014. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Adverse conditions in the local economy or real estate market could hurt our profits.

Our success depends to a large degree on the general economic conditions in Burlington County, New Jersey and the surrounding areas that comprise our market. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. At March 31, 2014, 58.9% of our loan portfolio consisted of loans secured by real estate in Burlington County. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Continued adverse conditions in our local economy may limit funds available for deposit and may negatively affect demand for loans, both of which could have an impact on our profitability.

An inability to maintain our regulatory capital position could require us to raise additional capital, which may not be available on favorable terms or at all.

At March 31, 2014, Delanco Federal’s Tier 1 leverage ratio was 9.23%, which was in compliance with the individual minimum capital requirement imposed by the OCC that requires Delanco Federal to maintain a Tier 1 leverage ratio of at least 8%. Losses on loans, impairments to securities, declines in earnings or a combination of these or other factors could change Delanco Federal’s capital position in a relatively short period of time. If we are unable to remain in compliance with the individual minimum capital requirement imposed by the OCC, we may be required to raise additional capital. The need to raise substantial additional funds may force our management to spend more time in managerial and financing related activities than in operational activities. We may not be able to secure the required funding or it may not be available on favorable terms. Additional offerings of our common stock will dilute the ownership interest and possibly the book value per share of our current shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios.

The economic downturn that began in 2007 has required us to make significant additions to our allowance for loan losses. For the year ended March 31, 2008 through the year ended March 31, 2014, provisions for loan losses totaled $7.4 million. During this same period, we had net charge-offs of $6.4 million. For our most recent fiscal year ended March 31, 2014, provisions for loan losses totaled $957 thousand and net charge-offs totaled $542 thousand. At March 31, 2014, the allowance for loan losses was $1.4 million, which represented 1.70% of total loans and 24.1% of non-performing loans. A large loss could deplete the allowance and require substantial provisions to replenish the allowance, which would negatively affect earnings.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses” for a discussion of the procedures we follow in establishing our loan loss allowance.

Our previous emphasis on commercial lending may expose us to increased lending risks.

At March 31, 2014, $11.7 million, or 13.8%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $13.6 million at March 31, 2013 and $32.2 million at March 31, 2008. Of these loans, $3.2 million were non-performing at March 31, 2014. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses. We were restricted from making new commercial loans under the cease and desist order issued by the Office of Thrift Supervision on March 17, 2010. The written agreement with the OCC dated November 21, 2012 eliminated this lending restriction.

If our foreclosed real estate is not properly valued or if our reserves are insufficient, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as foreclosed real estate and at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further charge-offs. Significant charge-offs to our foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our net interest income to $3.9 million for the year ended March 31, 2014 from $4.0 million for the year ended March 31, 2013 and $4.5 million for the year ended March 31, 2012. Our ability to lower our interest expense to offset declines in asset yields is limited at current interest rate levels. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which would have an adverse effect on our profitability.

Changes in interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of March 31, 2014, our investment portfolio included securities with an amortized cost of $29.2 million and an estimated fair value of $27.4 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Impairment of our deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

As a result of losses in prior years, we maintain a deferred tax asset (that is an asset recognized to reflect an expected benefit to be realized in the future) that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At March 31, 2014, our net deferred tax asset was $1.7 million, which does include a valuation allowance of $67 thousand, and of which $1.6 million was disallowed for regulatory capital purposes. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held 1.34% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We are dependent upon the services of key executives and we could be harmed by the loss of their services.

We rely heavily on our President and Chief Executive Officer, James E. Igo, and on our Chief Financial Officer, Eva Modi. The loss of Mr. Igo or Ms. Modi could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We do not have employment agreements with our executive officers.

If we do not rent the excess office space in our Cinnaminson branch building, it will negatively impact earnings.

Our Cinnaminson branch was designed and built to have rental units for third party tenants. Our inability to rent all of those units will necessitate that Delanco Federal cover some or all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings. Currently, two of the three rental units are occupied by third party tenants. The third office suite was formerly occupied by our employees and is currently available for rent.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Delanco Federal, into the OCC, and assigning the regulation of savings and loan holding companies, including Delanco Bancorp, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Delanco Federal that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the OCC, our primary federal regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Delanco Federal rather than for holders of Delanco Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $6.7 million as of March 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Delanco Bancorp is quoted on the OTCQB Marketplace under the symbol “DLNO.” The following table sets forth the high and low sales prices of the common stock, as reported by the OTCQB Marketplace, during each quarter of fiscal 2014 and 2013. Prices prior to October 16, 2013 are for old Delanco Bancorp, Inc. and have been adjusted for the 0.5711 exchange ratio applied as part of the mutual-to-stock conversion. As of June 1, 2014 there were approximately 189 holders of record of the Company’s common stock.

For the Year Ended March 31, 2014	High	Low

First Quarter	$9.37	$5.69
Second Quarter	10.07	7.88
Third Quarter	9.50	8.32
Fourth Quarter	9.40	7.85

For the Year Ended March 31, 2013	High	Low

First Quarter	$8.76	$5.43
Second Quarter	7.88	6.30
Third Quarter	7.00	5.69
Fourth Quarter	9.63	5.43

Delanco Bancorp has never declared or paid a cash dividend on its common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our common stock will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

The Company’s ability to pay dividends may depend, in part, on its receipt of dividends from Delanco Federal. The OCC and Federal Reserve Board regulations limit dividends and other distributions from Delanco Federal to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns. In addition, any payment of dividends by Delanco Federal to Delanco Bancorp that would be deemed to be drawn out of Delanco Federal’s bad debt reserves would require the payment of federal income taxes by Delanco Federal at the then current income tax rate on the amount deemed distributed. See note 14 of the notes to consolidated financial statements included herein. Delanco Bancorp does not contemplate any distribution by Delanco Federal that would result in this type of tax liability.

Under OCC regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, an institution must still provide prior notice to the Federal Reserve Board of the capital contribution if it is a subsidiary of a holding company. In such circumstances, notice must also be provided to the OCC. Under the terms of its written agreement with the OCC, Delanco Federal is not permitted to pay dividends without prior regulatory approval. In addition, at the request of the Federal Reserve Board, Delanco Bancorp has adopted resolutions that prohibit it from declaring or paying any dividends or taking any dividends or other distributions that would reduce the capital of Delanco Federal without the prior written consent of the Federal Reserve Board.

Purchases of Equity Securities

The Company did not repurchase any shares in the year ended March 31, 2014 and currently has no publicly announced repurchase programs. Under current Federal Reserve Board regulations, we may not repurchase shares of our common stock during the first year following completion of the conversion and offering, except to fund equity benefit plans other than stock options or, with prior regulatory approval, when extraordinary circumstances exist. In addition, at the request of the Federal Reserve Board, the Company has adopted resolutions that prohibit it from repurchasing any shares of its stock without the prior approval of the Federal Reserve Board.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Financial Condition Data:
Total assets	$127,396	$129,415	$134,308
Investment securities	28,949	22,345	17,699
Loans receivable, net	83,539	88,419	99,432
Deposits	110,625	117,034	121,589
Borrowings	2,000	─	─
Total stockholders’ equity	13,752	11,395	11,743

Operating Data:
Interest income	4,668	5,101	5,891
Interest expense	729	1,057	1,431
Net interest income	3,939	4,044	4,460
Provision for loan losses	957	640	1,602
Net interest income after provision for loan losses	2,982	3,404	2,858
Noninterest income	191	201	150
Noninterest expenses	4,336	4,139	3,751
Income before taxes	(1,163)	(534)	(743)
Income tax benefit	(400)	(210)	(249)
Net income (loss) (1)	$(763)	$(324)	$(494)

Per Share Data:
Earnings (loss) per share, basic (1)	$(0.60)	$(0.20)	$(0.31)
Earnings (loss) per share, diluted (1)	(0.60)	(0.20)	(0.31)
Weighted average shares – basic (1)	1,273,052	1,589,868	1,586,664
Weighted average shares – diluted (1)	1,273,052	1,589,868	1,586,664

	Years Ended March 31,
	2014	2013	2012
Performance Ratios:
Return on average assets	(0.59)%	(0.25)%	(0.37)%
Return on average equity	(6.21)	(2.80)	(4.04)
Interest rate spread (2)	3.28	3.30	3.53
Net interest margin (3)	3.33	3.35	3.60
Noninterest expense to average assets	3.34	3.13	2.79
Efficiency ratio (4)	105.00	97.50	81.37
Average interest-earning assets to average interest-bearing liabilities	108.74	105.56	106.57
Average equity to average assets	9.47	8.77	9.10
Equity to assets at period end	10.79	8.80	8.74

Capital Ratios (5):
Tangible capital	9.23	7.79	7.93
Core capital	9.23	7.79	7.93
Total risk-based capital	17.42	14.67	14.13

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.70	1.15	1.15
Allowance for loan losses as a percent of nonperforming loans	24.1	16.28	16.13
Net charge-offs to average outstanding loans during the period	0.62	0.81	1.68
Non-performing loans as a percent of total loans	7.07	7.08	8.57
Non-performing assets to total assets	6.26	6.81	7.06

(1)

On October 16, 2013, Delanco Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization. Concurrent with the completion of the conversion, each share of old Delanco Bancorp’s outstanding common stock held by public stockholders was exchanged for 0.5711 shares of the Company’s common stock. All share related information for periods prior to the conversion is converted at that ratio.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Capital ratios are for Delanco Federal.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements that appear at the end of this report.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses.

We have experienced net losses of $763 thousand and $324 thousand for the years ended March 31, 2014 and 2013, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for real estate owned and other problem loan expenses. For the year ended March 31, 2014, we had net interest income of $3.9 million and incurred provision expenses of $957 thousand, net real estate owned expenses and losses of $758 thousand, and other problem loan expenses of $210 thousand. For the year ended March 31, 2013, we had net interest income of $4.0 million and incurred provision expenses of $640 thousand, real estate owned expenses and losses of $340 thousand, and other problem loan expenses of $448 thousand. At March 31, 2014, non-performing assets and troubled debt restructurings totaled $8.0 million, or 6.26% of total assets.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

Our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.33% for the year ended March 31, 2014, as compared to 3.35% for the year ended March 31, 2013. Our average yield on earning assets declined to 3.95% for the year ended March 31, 2014, from 4.22% for the year ended March 31, 2013 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts). In some years, we recognize income from the sale of loans and securities. Our facility in Cinnaminson includes space that we will rent to other businesses. Currently, two of the rental units are occupied.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, loan expenses, data processing expenses and other miscellaneous expenses, such as office supplies, telephone, postage, advertising and professional services.

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We have incurred additional noninterest expenses as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees and expenses of shareholder communications and meetings. In the future, we may recognize additional annual employee compensation expenses stemming from share-based compensation. We cannot determine the actual amount of this expense at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in the notes to our financial statements.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 2 to the consolidated financial statements.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 1 basis points.

Balance Sheet Analysis

Overview. Total assets at March 31, 2014 were $127.4 million, a decrease of $ 2 million, or 1.6%, from total assets of $129.4 million at March 31, 2013. The change in the asset composition primarily reflected decreases in outstanding loans offset by an increase in investments. Total liabilities were $113.6 million, a decrease of $4.4 million, or 3.7%, from total liabilities of $118.0 million at March 31, 2013. The change in liabilities primarily reflected a decrease in higher yielding certificates of deposit as we concentrated on increasing our core deposits and chose not to match competitors’ rates on certificates of deposit. Total stockholders’ equity increased by $2.4 million, the result of the receipt of net proceeds of $3.4 million from the mutual-to-stock conversion, less the loan made to the ESOP of $189 thousand and the loss for the year of $763 thousand.

Loans. At March 31, 2014, total loans, net, were $83.5 million, or 65.6% of total assets. During the year ended March 31, 2014, loans decreased by $2.9 million due primarily to payoffs of residential and commercial real estate loans and the transfer of loan assets to other real estate owned. Commercial and multi-family real estate loans decreased by $2.0 million, commercial loans increased by $141 thousand and residential loans decreased by $3.1 million. Net loans have decreased $20.3 million since March 31, 2011 as we have curtailed our lending activities to focus on working out our problem assets and managing our asset size in order to maintain our capital ratios.

Table 1: Loan Portfolio Analysis

	2014		2013		2012
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$63,524	74.7%	$66,597	74.4%	$70,192	69.7%
Commercial and multi-family	10,414	12.2	12,403	13.8	17,130	17.0
Construction	1,009	1.2	83	0.1	839	0.8
Total real estate loans	74,947	88.1	79,083	88.3	88,611	87.5
Commercial loans	1,307	1.5	1,166	1.3	1,480	1.5
Consumer loans:
Home equity	8,144	9.6	8,361	9.3	9,987	9.9
Other	686	0.8	960	1.1	1,047	1.1
Total consumer loans	8,830	10.4	9,321	10.4	11,034	11.0
Total loans	85,084	100.0%	89,570	100.0%	100,675	100.0%
Net deferred loan fees	(97)		(118)		(82)
Allowance for losses	(1,448)		(1,033)		(1,161)
Loans, net	$83,539		$88,419		$99,432

The following table sets forth certain information at March 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2014 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$5,067	$1,041	$642	$6,750
More than one to five years	4,878	266	3,032	8,176
More than five years	65,002	─	5,156	70,158
Total	$74,947	$1,307	$8,830	$85,084

Interest rate terms on amounts due after one year:
Fixed-rate loans	$66,988	$266	$3,528	$70,782
Adjustable-rate loans	2,892	─	4,660	7,552
Total	$69,880	$266	$8,188	$78,334

Securities. The investment securities portfolio was $28.9 million, or 22.7% of total assets, at March 31, 2014. At that date 4.9% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio increased $6.6 million in the year ended March 31, 2014 due to the purchase of U.S. Government agency securities.

Table 3: Investment Securities

	2014		2013		2012
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Securities available for sale:
Government sponsored enterprise securities	$2,000	$1,790	$2,000	$1,985	$	─	$	─
Mutual funds	186	183	217	222		237		242
Total available for sale	2,186	1,973	2,217	2,207		237		242

Securities held to maturity:
Government sponsored enterprise securities	25,007	23,350	18,035	18,044		14,441		14,401
Municipal securities	547	548	64	64		104		104
Mortgage-backed securities	1,422	1,513	2,039	2,178		2,912		3,101
Total held to maturity	26,976	25,411	20,138	20,286		17,457		17,606
Total	$29,162	$27,384	$22,355	$22,493		$17,694		$17,848

The following table sets forth the stated maturities and weighted average yields of our investment securities at March 31, 2014. Approximately $578 thousand of mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

Table 4: Investment Maturities Schedule
	One Year or Less				More than One Year to Five Years			More than Five Years to Ten Years			More than Ten Years			Total
March 31, 2014 (Dollars in thousands)	Carrying Value		Weighted Average Yield		Carrying Value		Weighted Average Yield	Carrying Value		Weighted Average Yield	Carrying Value		Weighted Average Yield	Carrying Value		Weighted Average Yield
Securities available-for-sale:	$	−	−	%	$	−	− %	$	−	− %	$	−	− %	$	−	−	%
Government sponsored enterprise securities		−	−			−	−		−	−		1,790	2.5		1,790	2.5
Mutual funds		−	−			−	−		−	−		−	−		183	−
Total available for sale		−	−			−	−		−	−		1,790	2.5		1,973	−

Securities held to maturity:
Government sponsored enterprise securities	$	−	−	%		$1,500	1.3%		$5,919	2.1%		$17,588	2.6%		25,007	2.6%
Municipal securities		547	1.8			−	−		−	−		−	−		547	1.8
Mortgage-backed securities		−	−			2	9.0		−	−		1,420	3.5		1,422	3.5
Total held to maturity		547	1.8			1,502	1.3		5,919	2.1		19,008	2.7		26,976	2.6
Total		$547	1.8%			$1,502	1.3%		$5,919	2.1%		$20,798	2.7%		$28,949	−	%

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2014, core deposits were 58.2% of total deposits, up from 53.3% at March 31, 2013. We do not have any brokered deposits. Total deposits decreased by $6.4 million in the year ended March 31, 2014 as core deposits increased by $2 million and certificates of deposit decreased by $8.4 million. During the year ended March 31, 2014, we chose not to match the highest time deposit rates in our market in an effort to reduce our funding costs.

Table 5: Deposits

	2014		2013		2012
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$7,852	7.1%	$6,873	5.9%	$4,673	3.8%
Interest-bearing demand deposits	19,638	17.8	14,882	12.7	13,086	10.8
Savings and money market accounts	36,896	33.3	40,596	34.7	39,877	32.8
Certificates of deposit	46,239	41.8	54,683	46.7	63,953	52.6
Total	$110,625	100.0%	$117,034	100.0%	$121,589	100.0%

Table 6: Time Deposit Maturities of $100,000 or more

March 31, 2014 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$4,052
Over three through six months	2,112
Over six through twelve months	6,068
Over twelve months	2,440
Total	$14,672

Table 7: Time deposits by rate

	At March 31,
(Dollars in thousands)	2014	2013	2012
0.00 – 0.99%	$27,342	$25,623	$16,314
1.00 – 1.99%	12,374	19,220	33,312
2.00 – 2.99%	6,351	8,035	9,821
3.00 – 3.99%	172	1,560	1,899
4.00 – 4.99%	−	245	2,607
Total	$46,239	$54,683	$63,953

Table 8: Time deposits by rate and maturity

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years		More Than Four Years		Total at March 31, 2013	Percent of Total Certificate Accounts
0.00 – 0.99%	$21,589	$4,988	$765 −	$	−	$	−	$27,342	59.13%
1.00 – 1.99%	4,658	1,782	1,330		2,338		2,266	12,374	26.76
2.00 – 2.99%	1,849	1,998	2,504		−		−	6,351	13.74
3.00 – 3.99%	172	−	−		−		−	172	0.37
4.00 – 4.99%	−	−	−		−		−	−	−
Total	$28,268	$8,768	$4,599		$2,338		$2,266	$46,239	100%

Borrowings. We have borrowing arrangements with the FHLB and Atlantic Community Banker’s Bank to provide an additional source of liquidity.

Table 9: Borrowings

March 31, (Dollars in thousands)	2014	2013	2012
Maximum amount outstanding at any month end during the period:
Advances	$2,000	─	$2,500
Average amount outstanding during the period (1):
Advances	458	─	458
Weighted average interest rate during the period (1):
Advances	0.43%	─	0.33%
Balance outstanding at end of period:
Advances	$2,000	─	─
Weighted average interest rate at end of period:
Advances	0.43%	─	─	%

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2014 and 2013

Financial Highlights. Net loss for the year ended March 31, 2014 was $763 thousand compared to net loss of $324 thousand for the year ended March 31, 2013. Our profitability has suffered due to heightened provisions for loan losses, expenses for real estate owned and other problem loan expenses. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.33% for the year ended March 31, 2014, as compared to 3.35% for the year ended March 31, 2013. Our average yield on earning assets declined to 3.95% for the year ended March 31, 2014, from 4.22% for the year ended March 31, 2013 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

Table 10: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2014	2013	2014 v. 2013	% Change
Net interest income	$3,939	$4,045	$(106)	(2.7)%
Provision for loan losses	957	640	317	49.5
Noninterest income	191	201	(10)	(5.0)
Noninterest expenses	4,337	4,139	198	4.8
Net income (loss)	(763)	(324)	(439)	(135.5)

Return on average equity	(6.21)%	(2.8)%
Return on average assets	(0.59)	(0.25)

Net Interest Income. Net interest income for the year ended March 31, 2014 was $3.9 million compared to $4.0 million for the year ended March 31, 2013, a decrease of 2.5%. The net interest margin decreased 2 basis points to 3.33% for the year ended March 31, 2014, as average interest-earning assets decreased $2.6 million while average interest-bearing liabilities decreased $6.2 million. Also contributing to the decrease in the net interest margin was a 27 basis point decrease in the average yield on interest-earning assets, which exceeded the 25 basis point decrease in the average cost of interest-bearing liabilities.

For the year ended March 31, 2014, interest income declined 8.5% compared to the prior year. Interest income on loans decreased $536 thousand as the average balance declined $7.7 million and the average yield declined 20 basis points. Partially offsetting lower interest income on loans, interest income on investment securities increased $104 thousand, as growth of the investment portfolio exceeded the impact of lower yields.

For the year ended March 31, 2014, interest expense declined 31.0% compared to the prior year, as the average balance of deposits decreased $6.2 million and the average rate paid decreased 25 basis points. The decrease in deposits was driven by a decrease of $8.4 million in certificates of deposit, which was partially offset by increases in demand deposits and savings and money market accounts.

Table 11: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2014	2013	2014 v. 2013		% Change
Components of net interest income
Loans	$3,947	$4,483	$(536)		(11.9)%
Investment securities	721	618	103		16.7
Total interest income	4,668	5,101	(433)		(8.5)
Deposits	727	1,057	(330)		(31.2)
Borrowings	2	─	2		−
Total interest expense	729	1,057	(328)		(31.0)
Net interest income	3,939	4,044	(105)		(2.6)
Average yields and rates paid
Interest-earning assets	3.95%	4.22%	(27	)bp
Interest-bearing liabilities	0.67	0.92	(25)
Interest rate spread	3.28	3.30	(02)
Net interest margin	3.33	3.35	(02)
Average balances
Loans	$85,152	$92,900	$(7,748)		(8.3)%
Investment securities	28,398	22,392	6,006		26.8
Earning assets	118,148	120,754	(2,606)		(2.2)
Interest-bearing deposits	108,194	114,389	(6,195)		(5.4)

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $957 thousand in the year ended March 31, 2014 compared to $640 thousand in the year ended March 31, 2013. The provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio. We had $625 thousand in charge-offs in the year ended March 31, 2014, compared to $808 thousand in charge-offs in the year ended March 31, 2013.

The allowance for loan losses was $1.4 million, or 1.70% of total loans outstanding as of March 31, 2014 as compared with $1.0 million, or 1.15% as of March 31, 2013. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $191 thousand for the year ended March 31, 2014 compared to $201 thousand for the prior year.

Table 12: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2014	2013	$ Change	% Change

Service charges	$135	$133	$2	1.5%
Rental income	28	29	(1)	(3.4)
Income from bank owned life insurance	12	6	6	100.0
Other	16	33	(17)	(51.5)
Total	$191	$201	$(10)	(5.0)%

Noninterest Expense. Noninterest expense was $4.3 million for the year ended March 31, 2014 compared to $4.1 million for the prior year. The decrease in noninterest expense over the prior year was primarily due to decreased loan and real estate owned expenses partially offset by an increase in real estate owned provisions.

Table 13: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$1,582	$1,565	$17	1.1%
Advertising	24	22	2	9.1
Office supplies, telephone and postage	76	100	(24)	(24.0)
Loan expenses	210	448	(238)	(53.1)
Occupancy expense	658	654	4	0.6
Federal deposit insurance premiums	213	216	(3)	(1.4)
Real estate owned impairment losses	675	56	619	1105.3
Data processing expenses	229	217	12	5.5
ATM expenses	35	28	7	25.0
Bank charges and fees	69	70	(1)	(1.4)
Insurance and surety bond premiums	86	80	6	7.5
Dues and subscriptions	24	23	1	4.3
Professional fees	261	248	13	5.2
Real estate owned expenses, net	(3)	131	(134)	(102.3)
Net loss on sale of real estate owned	86	152	(66)	(43.4)
Other	112	129	(17)	(13.2)
Total	$4,337	$4,139	$198	4.8%

Income Tax Expense (Benefit). The benefit for income taxes was $400 for 2014, compared to a benefit of $209,000 for 2013.

Average Balance Sheets and Related Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant.

Table 14: Average Balance Tables

Year Ended March 31, (Dollars in thousands)	Average Balance	2014 Interest and Dividends	Yield/ Cost	Average Balance	2013 Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$85,152	$3,947	4.63%	$92,900	$4,483	4.83%
Investment securities	28,398	709	2.50	22,392	605	2.70
Other interest-earning assets	4,598	12	0.26	5,462	13	0.24
Total interest-earning assets	118,148	4,668	3.95	120,754	5,101	4.22

Noninterest-earning assets	11,698			11,356
Total assets	$129,846			$132,110

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$18,319	$41	0.22%	$13,532	$36	0.27%
Savings and money market accounts	38,889	121	0.31	41,080	186	0.45
Certificates of deposit	50,986	565	1.11	59,777	835	1.40
Total interest-bearing deposits	108,194	727	0.67	114,389	1,057	0.92

FHLB advances	458	2	0.43	─	─	─
Total interest-bearing liabilities	108,652	729	0.67	114,389	1,057	0.92

Noninterest-bearing demand deposits	8			5
Other noninterest-bearing liabilities	8,895			6,127
Total liabilities	117,555			120,521

Retained earnings	12,291			11,589
Total liabilities and retained earnings	$129,846			$132,110

Net interest income		$3,939			$4,044
Interest rate spread			3.28%			3.30%
Net interest margin			3.33			3.35
Average interest-earning assets to average interest-bearing liabilities	108.74%			105.56%

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate have been allocated proportionally to the volume and rate changes. The net column represents the sum of the prior columns.

Table 15: Net Interest Income – Changes Due to Rate and Volume

2014 Compared to 2013 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$(374)	$(162)	$(536)
Investment securities	161	(57)	104
Other interest-earning assets	(2)	1	(1)
Total	(215)	(218)	(433)
Interest expense:
Deposits	(60)	(270)	(330)
FHLB advances	2	−	2
Total	(58)	(270)	(328)
Increase (decrease) in net interest income	(157)	52	(105)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. In January 2013, we engaged an independent third party to conduct periodic loan portfolio reviews. See “Regulation and Supervision—Regulatory Agreement” for further information on certain regulatory directives applicable to our credit functions.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is acquired at foreclosure and subsequently sold. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Table 16: Nonperforming Assets

March 31, (Dollars in thousands)	2014	2013	2012
Nonaccrual loans:
Residential real estate	$1,277	$992	$2,308
Commercial and multi-family real estate	981	1,302	2,357
Construction	−	−	−
Commercial	107	235	−
Home equity	219	287	−
Consumer	−	−	−
Total	2,584	2,816	4,666

Accruing loans past due 90 days or more:
Residential real estate	−	−	─
Commercial and multi-family real estate	100	−	─
Construction	−	−	─
Commercial	−	−	─
Consumer	−	−	─
Total	100	−	─

Troubled debt restructurings:
In nonaccrual status	1,519	1,551	2,578
Performing under modified terms	1,917	1,978	1,387
Total debt restructurings	3,436	3,529	3,965
Total non-performing loans	6,120	6,345	8,631
Real estate owned	1,950	2,470	846
Total nonperforming assets	$8,070	$8,815	$9,477

Total nonperforming loans to total loans	7.19%	7.08%	7.16%
Total nonperforming loans to total assets	4.80	4.90	5.39
Total nonperforming assets and troubled debt restructurings to total assets	6.33	6.81	7.06

Table 17: Loan Delinquencies

	March 31,
	2014		2013		2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Residential real estate	$1,473	$307	$1,746	$931	$507	$554
Commercial real estate	494	870	314	231	572	785
Commercial	199	─	─	─	269	─
Home equity	255	241	204	─	─	42
Consumer	79	─	7	─	2	40
Total	$2,500	$1,418	$2,271	$1,162	$1,350	$1,421

At March 31, 2014, we had 23 loan relationships totaling $4.1 million in nonaccrual loans as compared to 25 relationships totaling $4.4 million at March 31, 2013.  During the year ended March 31, 2014, we experienced a $264 thousand net decrease in nonaccrual loans.  This change reflects the transfer to real estate owned of ten loans totaling $1.1 million, the partial charge-off of one of the relationships transferred to real estate owned of $69 thousand and the return of three loans totaling $282 thousand to accruing status. The changes were partially offset by the downgrading of 10 loan relationships to nonaccrual status totaling $1.9 million during the year ended March 31, 2014.  The downgraded loans consisted of six relationships representing residential mortgages and one home equity loan totaling $1.2 million and three commercial loans totaling $270 thousand.

At March 31, 2014, our real estate owned consisted of 31 single family homes with a total carrying value of $1.5 million, one mixed-use property with a total carrying value of $185 thousand, one office building with a carrying value of $118 thousand and a building lot with a total carrying value of $117 thousand. At that same date, we had 23 loans in the process of foreclosure with respect to property that had an appraised value of $5.3 million.

Interest income that would have been recorded for the year ended March 31, 2014 had non-accruing loans been current according to their original terms amounted to $142 thousand. No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2014.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. This category includes other real estate owned. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. These are considered criticized assets. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Table 18: Criticized/Classified Assets

March 31, (Dollars in thousands)	2014	2013	2012
Special mention assets	$363	$902	$1,045
Substandard assets	8,078	8,249	9,313
Doubtful assets	260	94	─
Loss assets	−	−	─
Total criticized/classified assets	$8,701	$9,245	$10,358

Other than disclosed in the above tables, there are no other loans that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

For loans that are classified as impaired, we establish an allowance when the discounted cash flows (or collateral value or observable market price) of the loan is lower than its carrying value. We also establish a specific allowance for classified loans that do not have an individual allowance. The evaluation is based on our asset review and classified loan list.

We establish a general allowance for loans that are not classified to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Delanco Federal and other similarly-sized institutions. The percentages may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based on judgments different from ours.

At March 31, 2014, our allowance for loan losses represented 1.70% of total gross loans. The allowance for loan losses increased 40.2% from March 31, 2013 to March 31, 2014.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 19: Allocation of Allowance of Loan Losses

	2014		2013		2012
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	$656	74.7%	$485	74.4%	$495	69.7%
Commercial and multi-family real estate	635	12.2	378	13.8	469	17.0
Construction	4	1.2	─	0.1	─	0.8
Commercial	58	1.5	45	1.3	41	1.5
Home equity	65	9.6	48	9.3	58	9.9
Consumer	30	0.8	77	1.1	98	1.1
Unallocated	−	−	─	─	─	─
Total allowance for loan losses	$1,448	100%	$1,033	100.0%	$1,161	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Table 20: Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2014	2013	2012
Allowance at beginning of period	$1,033	$1,161	$1,286

Provision for loan losses	957	640	1,602
Charge offs:
Residential real estate loans	100	26	399
Commercial and multi-family real estate loans	378	606	770
Construction loans	−	80	─
Commercial loans	127	─	46
Home equity loans	4	29	137
Consumer loans	16	67	401
Total charge-offs	625	808	1,753

Recoveries	83	40	26
Net charge-offs	542	768	1,727

Allowance at end of period	$1,448	$1,033	$1,161

Allowance to nonperforming loans	23.66%	16.30%	13.50%
Allowance to total loans outstanding at the end of the period	1.70	1.15	1.15
Net charge-offs (recoveries) to average loans outstanding during the period	0.62	0.83	1.68

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating balloon loans or loans with adjustable interest rates and promoting core deposit products and short-term time deposits.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee consists of our President and Chief Executive Officer, Chief Financial Officer, Senior Vice President, two lending officers and the manager of our Cinnaminson office. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis prepared by a third party vendor to review our level of interest rate risk. Economic Value of Equity (EVE) is a measure of long-term interest rate risk. This analysis measures the difference between the market values of the assets and the liabilities. In this analysis the program calculates the discounted cash flow (market value) of each category on the balance sheet under each of five rate conditions. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease~~s~~ in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios. The following table presents the change in our EVE at March 31, 2014 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 21: EVE Analysis

	Economic Value of Equity (Dollars in thousands)			Economic Value of Equity as % of Market Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	7,194	(4,352)	(37.7)%	6.44%	(277)%
200	8,478	(3,068)	(26.6)	7.31	(190)
100	10,613	(933)	(8.1)	8.75	(46)
0	11,546	−	−	9.21	−
(100)	13,652	2,106	18.2	10.57	136

The program uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of New York, Atlantic Central Bankers Bank and the Federal Reserve Bank of Philadelphia. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $3.3 million. At March 31, 2014, we had 2 million in outstanding borrowings and had arrangements to borrow up to $16.4 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At March 31, 2014, the majority of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We have designated a portion of our investments as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2014, we had $896 thousand in loan commitments outstanding. In addition, we had $6.1 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2014 totaled $28.3 million, or 61.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, such as other deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Delanco Bancorp is a separate entity apart from Delanco Federal and must provide for its own liquidity. As of March 31, 2014, Delanco Bancorp had $716 thousand in cash and cash equivalents compared to $312 thousand as of March 31, 2013.  Substantially all of Delanco Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the stock offering completed in October 2013.  In addition to its operating expenses, Delanco Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

Delanco Bancorp can receive dividends from Delanco Federal.  Payment of such dividends to Delanco Bancorp by Delanco Federal is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. Under the terms of its written agreement with the OCC, Delanco Federal is not permitted to pay dividends without prior regulatory approval. In addition, at the request of the Federal Reserve, Delanco Bancorp has adopted resolutions that prohibit it from declaring or paying any dividends or taking any dividends or other distributions that would reduce the capital of Delanco Federal without the prior written consent of the Federal Reserve.

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” “Regulation and Supervision—Regulatory Agreement” and note 24 to the consolidated financial statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 21 to the consolidated financial statements..

For the year ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is incorporated herein by reference to the section captioned “Management’s Report on Internal Control Over Financial Reporting” immediately preceding the Company’s Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information concerning Delanco Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Delanco Bancorp, the section captioned “Item 1—Election of Directors” in the Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company. A copy of the code of ethics can be obtained, without charge, upon written request to James E. Igo, Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Audit Committee Matters

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is set forth under the section captioned “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

c)	Changes in Control

Management of Delanco Bancorp knows of no arrangements, including any pledge by any person or securities of Delanco Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

d)	Equity Compensation

The following table sets forth information as of March 31, 2014 about Company common stock that may be issued under the Delanco Bancorp, Inc. 2008 Equity Incentive Plan. The plan was approved by Delanco Bancorp’s stockholders on August 18, 2008.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)

Equity compensation plans approved by stockholders	20,000	$8.00	44,043

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	20,000	$8.00	44,043

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and services is set forth under the section captioned “Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1

Certificate of Incorporation of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-189244) filed with the Securities and Exchange Commission on June 12, 2013)

3.2

Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-189244) filed with the Securities and Exchange Commission on June 12, 2013)

4.0

Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.0 to the Registration Statement on Form S-1 (File No. 333-189244) filed with the Securities and Exchange Commission on June 12, 2013)

10.1

Regulatory Agreement dated November 21, 2012, by and between Delanco Federal and the OCC (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

10.4	Delanco Federal Employee Severance Compensation Plan (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.5	Delanco Federal Directors Retirement Plan (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.6

Delanco Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 17, 2008)

21.0	Subsidiaries
23.1	Consent of Connolly, Grady & Cha, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: June 27, 2014	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ James E. Igo	Chairman, President and Chief Executive Officer	June 27, 2014
James E. Igo

/s/ Eva Modi	Senior Vice President and Chief Financial Officer	June 27, 2014
Eva Modi	(principal financial and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 27, 2014
Thomas J. Coleman, III

/s/ John A. Latimer	Director	June 27, 2014
John A. Latimer

/s/ Daniel R. Roccato	Director	June 27, 2014
Daniel R. Roccato

/s/ James W. Verner	Director	June 27, 2014
James W. Verner

/s/ Renee C. Vidal	Director	June 27, 2014
Renee C. Vidal

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2014, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Delanco Bancorp, Inc. and Subsidiary

March 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delanco Bancorp, Inc.

615 Burlington Avenue

Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 27, 2014

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,
	2014	2013
Assets
Cash and amount due from depository institutions	$505,735	$506,921
Interest-bearing deposits with depository institutions	2,826,904	6,215,845
Total cash and cash equivalents	3,332,639	6,722,766

Investment securities
Investment securities available-for-sale (amortized cost of $2,185,959 and $2,217,032 at March 31, 2014 and 2013, respectively)	1,973,370	2,207,018
Investment and mortgage backed securities held-to-maturity (fair value of $25,410,461 and $20,285,670 at March 31, 2014 and 2013, respectively)	26,975,907	20,137,886

Total investment securities	28,949,277	22,344,904

Loans, net of allowance for loan losses of $1,448,298 and $1,032,818 at March 31, 2014 and 2013, respectively	83,539,442	88,419,084
Accrued interest receivable	462,284	427,736
Real estate owned	1,949,825	2,469,800
Federal Home Loan Bank stock, at cost	271,300	202,500
Premises and equipment, net	6,668,552	6,855,000
Deferred income taxes, net	1,722,601	1,228,400
Bank-owned life insurance	165,197	153,588
Other assets	335,245	590,804
Total Assets	$127,396,362	$129,414,582

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$7,852,030	$6,872,713
Interest-bearing	102,772,669	110,161,401
Total deposits	110,624,699	117,034,114
Advances from Federal Home Loan Bank	2,000,000
Accrued interest payable	6,556	9,025
Advance payments by borrowers for taxes and insurance	328,815	366,604
Other liabilities	684,289	610,259
Total liabilities	113,644,359	118,020,002

Commitments and Contingencies (Note 21)

Stockholders’ Equity

Preferred stock, $.01 par value, 5,000,000 and 3,000,000 shares authorized at March 31, 2014 and 2013, respectively; None issued
Common stock, $.01 par value, 20,000,000 and 7,000,000 shares authorized at March 31, 2014 and 2013, respectively; 945,425 and 1,634,725 shares issued and outstanding at March 31, 2014 and 2013, respectively	$9,454	$16,347
Additional paid-in capital	9,956,750	6,570,852
Retained earnings, substantially restricted	4,569,378	5,332,716
Unearned common stock held by employee stock ownership plan	(592,168)	(448,567)
Accumulated other comprehensive loss	(191,411)	(76,768)
Total stockholders’ equity	13,752,003	11,394,580

Total Liabilities and Stockholders’ Equity	$127,396,362	$129,414,582

 See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended March 31,
	2014	2013
Interest Income
Loans, including fees	$3,946,591	$4,483,176
Investment securities	717,109	614,623
Interest-bearing deposits	4,089	3,694
Total interest income	4,667,789	5,101,493

Interest Expense
Interest-bearing checking accounts	40,926	35,634
Passbook and money market accounts	120,524	186,335
Certificates of deposits	565,076	834,960
Advances from Federal Home Loan Bank	1,995
Total interest expense	728,521	1,056,929

Net interest income	3,939,268	4,044,564

Provision for loan losses	957,357	640,200
Net interest income after provision for loan losses	2,981,911	3,404,364

Non-Interest Income
Service charges	135,490	132,561
Increase in cash surrender value of bank-owned life insurance	11,609	6,081
Rental income	27,948	29,000
Other	16,176	33,399
Total non-interest income	191,223	201,041

Non-Interest Expense
Salaries and employee benefits	1,581,771	1,564,734
Advertising	23,643	21,862
Office supplies, telephone and postage	76,348	100,406
Loan expense	210,029	447,706
Occupancy expense	658,318	654,424
Federal insurance premiums	213,194	216,123
Real estate owned – impairment losses	675,100	56,493
Data processing expenses	228,459	217,252
ATM expenses	34,814	27,654
Bank charges and fees	68,617	69,528
Insurance and surety bond premium	86,085	79,526
Dues and subscriptions	24,234	22,942
Professional fees	261,248	248,522
Real estate owned (income) expenses, net	(3,017)	130,906
Net loss on sale of real estate owned	85,680	152,276
Other	112,055	128,640
Total non-interest expense	4,336,578	4,138,994

Loss Before Income Tax Benefit	(1,163,444)	(533,589)

Income tax benefit	(400,106)	(209,438)

Net Loss	$(763,338)	$(324,151)

Loss per share
Basic	$(0.60)	$(0.20)
Diluted	$(0.60)	$(0.20)
Weighted average shares outstanding
Basic	1,273,052	1,589,868
Diluted	1,273,052	1,589,868

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss)

Years Ended March 31, 2014 and 2013

	March 31,
	2014	2013

Net (loss)	$(763,338)	$(324,151)

Other comprehensive income (loss), net of tax:

Postretirement benefit plan adjustment, net of deferred taxes (benefit) of $4,601 and ($18,815) in 2014 and 2013, respectively	6,902	(28,222)

Unrealized gains (loss) available-for-sale:

Unrealized holding gains (loss), net of deferred tax (benefits) of ($80,956) and ($5,559) in 2014 and 2013, respectively	(121,660)	(8,172)

Reclassification adjustment for net (gains) losses on available-for-sale securities included in net (loss) (net of tax (benefit) of ($77) and $450 in 2014 and 2013, respectively)	115	(675)

Other comprehensive (loss)	(114,643)	(37,069)

Total Comprehensive (Loss)	$(877,981)	$(361,220)

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2014 and 2013

	Common Stock		Additional Paid-in	Retained	Common Stock Held	Accumulated Other Comprehensive	Ttoal Stockholders'
	Shares	Amount	Capital	Earnings	By ESOP	(Loss)	Equity

BALANCES, MARCH 31, 2012	1,634,725	$16,347	$6,590,557	$5,656,867	$(480,608)	$(39,699)	$11,743,464

Net (loss)				(324,151)			(324,151)

Other comprehensive (loss), net of tax						(37,069)	(37,069)

3204.05 shares of common stock transferred to ESOP for services			(19,705)		32,041		12,336

BALANCES, MARCH 31, 2013	1,634,725	$16,347	$6,570,852	$5,332,716	$(448,567)	$(76,768)	$11,394,580

Net (loss)				(763,338)			(763,338)

Other comprehensive (loss), net of tax						(114,643)	(114,643)

3518.69 shares of common stock transferred to ESOP for services			(12,476)		45,551		33,075

Stock option expense			15,108				15,108

Corporate Reorganization:

Merger of Delanco MHC	(899,099)	(8,991)	105,367				96,376

Exchange of common stock	(735,626)	(7,356)	7,356

Proceeds of stock offering, net of fractional shares, net of offering expenses	945,425	9,454	3,270,543				3,279,997

23,644 shares purchased for ESOP pursuant to reorganization					(189,152)		(189,152)

BALANCES, MARCH 31, 2014	945,425	$9,454	$9,956,750	$4,569,378	$(592,168)	$(191,411)	$13,752,003

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(763,338)	$(324,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expense of ESOP	12,476	19,705
Deferred income tax (benefit)	(385,670)	(270,150)
Depreciation	263,472	299,995
Amortization of premiums and accretion of discounts on securities, net	27,254	1,528
Income from bank owned life insurance	(11,609)	(6,081)
Real estate owned impairment losses	675,100	56,493
Loss on sale of real estate owned	85,680	152,276
Provision for loan losses	957,357	640,200
Share based compensation expense	15,108
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(34,548)	(10,634)
Other assets	255,559	24,579
Prepaid and refundable income taxes		160,250
Increase (decrease) in:
Accrued interest payable	(2,469)	(6,887)
Other liabilities	74,030	49,828
Net cash provided by operating activities	1,168,402	786,951

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	31,073	20,064
Purchases of securities available-for-sale		(2,000,000)
Purchases of securities held-to-maturity	(11,121,500)	(21,645,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	4,256,225	18,966,140
Proceeds from redemption of (purchases) of Federal Home Loan Bank stock	(68,800)	16,600
Principal collected on loans	11,613,418	17,754,761
Loans originated	(8,477,572)	(9,985,984)
Proceeds from sale of real estate owned	545,634	770,657
Purchases of premises and equipment	(77,024)	(23,015)
Net cash provided by (used in) investing activities	(3,298,546)	3,874,223

Cash Flows from Financing Activities
Net decrease in deposits	(6,409,415)	(4,554,777)
Net decrease in advance payments by borrowers for taxes and insurance	(37,789)	(33,316)
Net proceeds from issuance of common stock	3,376,373
Purchase of common stock in connection with ESOP	(189,152)
Advances from Federal Home Loan Bank	5,545,000
Payments on advances from Federal Home Loan Bank	(3,545,000)
Net cash used in financing activities	(1,259,983)	(4,588,093)

Net Increase (Decrease) in Cash and Cash Equivalents	$(3,390,127)	$73,081

Cash and Cash Equivalents, Beginning of Year	6,722,766	6,649,685
Cash and Cash Equivalents, End of Year	$3,332,639	$6,722,766

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$730,990	$1,063,816
Cash paid during the year for income taxes	$1,500	$1,500

Supplemental Disclosure of Noncash Items
Loans transferred to real estate owned	$856,393	$2,650,458

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

1.      NATURE OF OPERATIONS

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

Delanco Bancorp, Inc. (the “Company”) is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (the “Bank”), and its wholly-owned subsidiaries, Delanco Financial Services Corporation, an inactive subsidiary, and DFSB Properties, LLC, a real estate company that holds other real estate acquired in foreclosure. The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania. The Bank’s primary source of revenue is from single-family residential, commercial and multi-family real estate loans. The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accounting and reporting policies of the Company conform with accounting principles and predominant practices within the banking industry. The consolidated financial statements of the Company include the accounts of Delanco Federal Savings Bank and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the March 31, 2014 presentation. These reclassifications did not have an impact on operations, stockholders’ equity or cash flows as previously reported.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates and assumptions that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans, the fair value of financial instruments, the valuation of foreclosed real estate and the valuation of deferred tax assets. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consists of single-family residential, commercial and multi-family real estate loans in Southern New Jersey and Southeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

 Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment and Mortgage-Backed Securities

Securities Held-to-Maturity: Securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Securities Available-for-Sale: Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

The Bank grants mortgage, commercial, consumer and lines of credit loans to customers. A substantial portion of the loan portfolio is represented by mortgage, commercial and multi-family real estate loans in Southern New Jersey and Southeastern Pennsylvania. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

 Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Interest is subsequently recognized only as received until the loan is returned to accrual status. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled. The Bank’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.

Allowance For Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Loan Impairment

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a customer’s financial difficulties, the Bank grants a concession for other than an insignificant period of time to the customer that the Bank would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Bank strives to identify customers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Bank grants the customer new terms that provide for a reduction of either interest or principal, the Bank measures any impairment on the restructuring as previously noted for impaired loans.

Bank-Owned Life Insurance

The Bank owns a life insurance policy on the life of a retired member of the Board of Directors. The cash surrender value of the policy is recorded as an asset of the bank and changes in this value are reflected in non-interest income. Death benefit proceeds in excess of the policy’s cash surrender value will be recognized as income upon receipt. There are no policy loans offset against the cash surrender value or restrictions on the use of the proceeds.

Premises and Equipment

Land is carried at cost. Other premises and equipment are recorded at cost and are depreciated on the straight-line method. Charges for maintenance and repairs are expensed as incurred. Depreciation and amortization are provided over the estimated useful lives of the respective assets.

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $1,949,825 and $2,469,800 in real estate owned at March 31, 2014 and 2013, respectively. The Company recorded losses of $85,680 and $152,276 on sale of real estate owned for the years ended March 31, 2014 and 2013, respectively.

Comprehensive Income

The Company presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended March 31, 2014 and 2013, the only components of comprehensive income were net (loss), unrealized holding (loss) gains, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and postretirement benefit plan adjustments, net of tax. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards and differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on real estate owned, accumulated  depreciation, and accrued employee benefits for financial and income tax reporting.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Segment Information

Delanco Bancorp, Inc. has one reportable segment, “Community Banking”. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks with original maturities of less than 90 days to be cash equivalents for purposes of the statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $23,643 and $21,862 for the years ended March 31, 2014 and 2013, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an employee stock ownership plan as (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 64,081 shares of the Company’s common stock for an aggregate cost of approximately $640,810 in fiscal 2008. In October 2013, the Company completed a “second step” conversion and as a result, the original 64,081 shares purchased by the ESOP were converted to 36,596 shares of the new Bancorp. In addition, the ESOP purchased an additional 23,644 shares of the Company’s common stock in October 2013 for an aggregated cost of approximately $189,152. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2014, the Company had allocated a total of 14,496 shares from the suspense account to participants. For the years ended March 31, 2014 and 2013, the Company recognized $33,076 and $12,336, respectively in compensation expense related to the ESOP. At March 31, 2014, 60,240 shares were held in the ESOP.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company accounts for stock-based compensation issued to employees, and where appropriate, non-employees, at fair value. Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

Federal Home Loan Bank Stock

FHLB Stock, which represents the required investment in the common stock of a correspondent bank, is carried at cost.

Earnings Per Share

Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential shares as computed under the treasury stock method using average common stock prices. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

 In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

4.     RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The Bank’s vault cash satisfied the required reserve at March 31, 2014 and 2013.

5.     INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held-to-maturity and available-for-sale are as follows:

	Available-for-Sale
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	1,500,000		(147,424)	1,352,576
Federal National Mortgage Association	500,000		(62,352)	437,648
Mutual Fund Shares	185,959		(2,813)	183,146

Total	$2,185,959	$	$(212,589)	$1,973,370

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

5.     INVESTMENT SECURITIES (Continued)

	Available-for-Sale
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	1,500,000	1,175	(147,424,7954)	1,496
Federal National Mortgage Association	500,000		(11,562)	488,438
Mutual Fund Shares	217,032	5,168		222,200

Total	$2,217,032	$6,343	$(16,357)	$2,207,018

	Held-to-Maturity
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	$6,567,912	$179	$(524,274)	$6,043,817
Federal Farm Credit Bonds	5,944,328		(387,400)	5,556,928
Federal Home Loan Mortgage Corporation Bonds	1,997,213		(166,768)	1,830,445
Federal National Mortgage Association	10,497,566	17,409	(596,584)	9,918,391
Municipal Bond	$546,820	1,040		547,860
	25,553,839	18,628	(1,675,026)	23,897,441

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	610,004	43,541	(7,525)	646,020
Federal National Mortgage Association	583,462	53,728	(4,554)	632,636
Governemnt National Mortgage Corporation	228,602	6,910	(1,148)	234,364
	1,422,068	104,179	(13,227)	1,513,020
Total	$26,975,907	$122,807	$(1,688,253)	$25,410,461

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

5.     INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	4,590,643	4,625	(17,525)	4,577,743
Federal Farm Credit Bonds	3,444,266	1,324	(16,560)	3,429,030
Federal Home Loan Mortgage Corporation Bonds	500,000		(2,198)	497,802
Federal National Mortgage Association	9,499,365	48,995	(9,546)	9,538,814
Municipal Bond	64,320			64,320
	18,098,594	54,944	(45,829)	18,107,709

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	965,204	64,850		1,030,054
Federal National Mortgage Association	780,572	64,261		844,833
Government National Mortgage Corporation	293,516	10,471	(913)	303,074
	2,039,292	139,582	(913)	2,177,961

Total	20,137,886	194,526	(46,742)	20,285,670

The following is a summary of the amortized cost and fair value of the Company’s investment securities held-to-maturity and available-for-sale by contractual maturity as of March 31, 2014 and 2013.

	March 31, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less			$546,820	$547,860
After one year through five years			1,502,317	1,500,248
After five years through ten years			5,918,854	7,927,988
After ten years	2,000,000	1,790,224	19,007,916	15,434,365
Mutual fund shares	185,959	183,146

	$2,185,959	$1,973,370	$26,975,907	$25,410,461

	March 31, 2013
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less			$64,320	$64,320
After one year through five years			1,005,098	1,028,678
After five years through ten years			6,421,666	6,417,558
After ten years	2,000,000	1,984,818	12,646,802	12,775,114
Mutual fund shares	217,032	222,200

	$2,217,032	$2,207,018	$20,137,886	$20,285,670

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

5.     INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at March 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal Home Loan Bank Bonds	$3,606,295	$(371,027)	$3,789,919	$(300,671)	$7,396,214	$(671,698)
Federal Farm Credit Bonds	3,282,377	(217,412)	1,774,551	(169,988)	5,056,928	(387,400)
Federal Home Loan Mortgage Corporation	1,099,745	(76,756)	902,463	(97,538)	2,002,208	(174,294)
Federal National Mortgage Association	7,686,714	(512,183)	1,348,694	(151,306)	9,035,408	(663,489)
Mutual fund shares	182,861	(2,813)			182,861	(2,813)

	15,857,992	(1,180,191)	7,815,627	(719,503)	23,673,619	(1,899,694)

Mortgage-Backed Securities:

Government National Mortgage Association			26,537	(1,148)	26,537	(1,148)

Total	$15,857,992	$(1,180,191)	$7,842,164	$(720,651)	$23,700,156	$(1,900,842)

	Less Than 12 Months		12 Months or Greater				Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

Federal Home Loan Bank Bonds	$2,454,531	$(22,320)	$		$		$2,454,531	$(22,320)
Federal Farm Credit Bonds	2,427,706	(16,560)					2,427,706	(16,560)
Federal Home Loan Mortgage Corporation	497,802	(2,198)					497,802	(2,198)
Federal National Mortgage Association	1,978,892	(21,108)					1,978,892	(21,108)
	7,358,931	(62,186)					7,358,931	(62,186)

Mortgage-Backed Securities:

Government National Mortgage Association				31,562		(913)	31,562	(913)

Total	$7,358,931	$(62,186)		$31,562		$(913)	$7,390,493	$(63,099)

          Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

5.     INVESTMENT SECURITIES (Continued)

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2014, the fifty-seven debt securities with unrealized losses have depreciated 7.4% from the Bank’s amortized cost basis. These unrealized losses relate principally to market changes in interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged investment securities with a carrying amount of approximately $517,000 and $519,000 at March 31, 2014 and 2013, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

6.     LOANS

The Bank monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Bank monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Residential real estate loans consist of loans secured by one-to four-family residences located in the Bank’s market area. The Bank has originated one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner and non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

Commercial and multi-family real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area. Commercial and multi-family real estate loans are generally made with fixed interest rates which mature or re-price in 5 to 7 years with principal amortization of up to 25 years.

Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets. The loans generally are secured by these types of assets as collateral and /or by personal guarantees provided by principals of the borrowers.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

Loans at March 31, 2014 and 2013 are summarized as follows:

	March 31,
	2014	2013

Residential (one to four family) real estate	$63,524,240	$66,597,885
Multi-family and commercial real estate	10,414,383	12,402,532
Commercial	1,306,877	1,165,774
Home equity	8,143,701	8,361,492
Consumer	686,217	959,771
Construction	1,009,027	82,849

Total loans	85,084,445	89,570,303

Net deferred loan origination fees	(96,705)	(118,401)
Allowance for loan losses	(1,448,298)	(1,032,818)

	(1,545,003)	(1,151,219)

Loans, net	$83,539,442	$88,419,084

The Bank is subject to a loans-to-one borrower limitation of 15% of capital funds. At March 31, 2014, the loans-to-one-borrower limitation was $2.3 million; this excluded an additional 10% of adjusted capital funds or approximately $1.5 million, which may be loaned if collateralized by readily marketable securities. At March 31, 2014 and 2013, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

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

The following table represents loans by credit quality indicator at March 31, 2014:

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$61,026,546	$		$		2,497,694	63,524,240
Multi-family and commercial real estate	6,823,014		121,448		333,360	3,136,561	10,414,383
Commercial	923,314		241,396		34,527	107,640	1,306,877
Home equity	7,924,792					218,909	8,143,701
Consumer	686,217						686,217
Construction	949,256					59,771	1,009,027
	$78,333,139		$362,844		$367,887	$6,020,575	$85,084,445

The following table represents past-due loans as of March 31, 2014:

	30-59 Days Past Due	60-89 Days PastDue	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loan Balances

Residential real estate	$1,472,631	$307,584	$1,949,649	$3,729,864	$59,794,376	$63,524,240
Multi-family and commercial real estate	494,494	869,747	1,291,286	2,655,527	7,758,856	10,414,383
Commercial	199,081		107,640	306,721	1,000,156	1,306,877
Home equity	255,004	240,811	218,938	714,753	7,428,948	8,143,701
Consumer	79,268			79,268	606,949	686,217
Construction					1,009,027	1,009,027

Total Loans	$2,500,478	$1,418,142	$3,567,513	$7,486,133	$77,598,312	$85,084,445

Percentage of Total Loans	2.94%	1.67%	4.19%	8.80%	91.20%	100.00%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

The following table represents loans by credit quality indicator at March 31, 2013:

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$63,418,245	$304,427	$199,966	$2,675,247	$66,597,885
Multi-family and commercial real estate	8,719,717	119,950	465,287	3,097,578	12,402,532
Commercial	642,693	254,084	34,096	234,901	1,165,774
Home equity	8,074,576			286,916	8,361,492
Consumer	959,771				959,771
Construction	31,856			50,993	82,849
	$81,846,858	$678,461	$699,349	$6,345,635	$89,570,303

The following table represents past-due loans as of March 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loan Balances

Residential real estate	$1,745,733	$930,574	$1,542,578	$4,218,885	$62,379,000	$66,597,885
Multi-family and commercial real estate	314,279	231,377	2,303,228	2,848,884	9,553,648	12,402,532
Commercial			234,901	234,901	930,873	1,165,774
Home equity	204,467		286,916	491,383	7,870,109	8,361,492
Consumer	6,738			6,738	953,033	959,771
Construction					82,849	82,849

Total Loans	$2,271,217	$1,161,951	$4,367,623	$7,800,791	$81,769,512	$89,570,303

Percentage of Total Loans	2.53%	1.30%	4.88%	8.71%	91.29%	100.00%

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes. The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

●

A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

●	An updated appraisal or home valuation which must demonstrate sufficient collateral value to support the debt;
●	Sustained performance based on the restructured terms for at least six consecutive months;
●	Approval by senior management.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

The Bank had loans totaling $3,435,909 and fifteen loans totaling $3,529,215 whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2014 and 2013, respectively. Restructured loans deemed to be TDRs typically are the result of extensions of the loan maturity date or a reduction of the interest rate to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only or interest and escrows for a period of time or by reducing the actual interest rate to a current market rate, or a combination of both. In one instance, the Company restructured a loan by repaying loans with another lender who had a priority lien position and restructuring the whole indebtedness into an amortizing loan at market rates while taking additional collateral. As of March 31, 2014, six of the TDRs were commercial real estate loans with an aggregate outstanding balance of $1,808,631, one residential construction loan with an aggregate outstanding balance of $59,771, and seven were residential real estate loans with an aggregate outstanding balance of $1,567,507. The Company had one accruing TDR in the amount of $121,190 as of March 31, 2014 that was modified during the year. As of March 31, 2013, six of the TDRs were commercial real estate loans with an aggregate outstanding balance of $1,795,148, one residential construction loan with an aggregate outstanding balance of $50,993, and eight were residential real estate loans with an aggregate outstanding balance of $1,683,075. The Company had one accruing TDR in the amount of $135,609 as of March 31, 2013 that was modified during the year. All TDRs are considered impaired loans. If the Bank determines that the value of a modified loan is less than the recorded impairment in the loan, impairment is recognized through a charge to the allowance for loan losses at the time of determination.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2014, the Bank had 23 loan relationships totaling $4,103,870 in non-accrual loans as compared to 25 relationships totaling $4,367,623 at March 31, 2013. At March 31, 2014, the Bank had two impaired loan relationships in which impaired loans had a related allowance for credit losses. During the quarter ended December 31, 2011 and in connection with the Bank’s change in regulators from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the Bank revised its allowance for loan loss reserve methodology based on regulatory guidance to the effect that the use of specific reserves was no longer permitted. As of March 31, 2014 and 2013, the Bank no longer maintained specific valuation allowances against impaired loans. Any valuation adjustments on impaired loans are now charged against the loan balances at the time of valuation. The average balance of impaired loans totaled $5,964,786 for 2014 as compared to $7,244,941 for 2013, and interest income recorded on impaired loans during the year ended March 31, 2014 totaled $235,179 as compared to $168,207 for March 31, 2013.

The following table represents data on impaired loans at March 31, 2014 and 2013:

	March 31,
	2014	2013

Impaired loans for which a valuation allowance has been provided	$846,075	$
Impaired loans for which no valuation allowance has been provided	5,174,500		6,345,635

Total loans determined to be impaired	$6,020,575		$6,345,635

Allowance for loans losses related to impaired loans	$287,507	$

Average recorded investment in impaired loans	$5,964,786		$7,244,941

Cash basis interest income recognized on impaired loans	$235,179		$168,207

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,387,266	$2,344,801	$	$2,184,474	$129,379
Multi-family and commercial real estate	2,443,379	2,443,379		2,555,950	88,043
Commercial	107,640	107,640		183,296
Home equity	218,909	218,909		154,924	8,013
Consumer				4,293
Construction	59,771	59,771		51,269	3,328

Subtotal	$5,216,965	$5,174,500	$	$5,134,206	$228,763

The following table presents impaired loans with a valuation allowance by portfolio class at March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with a valuation allowance:
Residential real estate	$152,893	$152,893	$27,507	$153,434	$6,416
Multi-family and commercial real estate	693,182	693,182	260,000	677,146
Commercial
Home equity
Consumer
Construction

Subtotal	$846,075	$846,075	$287,507	$830,580	$6,416

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

Total Impaired Loans by Portfolio Class at March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status
Total impaired loans:
Residential real estate	$2,540,159	$2,497,694	$27,507	$2,337,908	$135,795
Multi-family and commercial real estate	3,136,561	3,136,561	260,000	3,233,096	88,043
Commercial	107,640	107,640		183,296
Home equity	218,909	218,909		154,924	8,013
Consumer				4,293
Construction	59,771	59,771		51,269	3,328

Total	$6,063,040	$6,020,575	$287,507	$5,964,786	$235,179

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,254,806	$2,222,651	$	$$2,773,512	$83,173
Multi-family and commercial real estate	3,550,177	3,550,177		4,105,741	61,604
Commercial	234,898	234,898		172,181	8,211
Home equity	286,916	286,916		137,938	11,486
Consumer				3,235
Construction	50,993	50,993		52,334	3,733

Subtotal	$6,377,790	$6,345,635	$	$$7,244,941	$168,207

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

Total Impaired Loans by Portfolio Class at March 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status
Total impaired loans:
Residential real estate	$2,254,806	$2,222,651	$	$2,773,512	$83,173
Multi-family and commercial real estate	3,550,177	3,550,177		4,105,741	61,604
Commercial	234,898	234,898		172,181	8,211
Home equity	286,916	286,916		137,938	11,486
Consumer				3,235
Construction	50,993	50,993		52,334	3,733

Total	$6,377,790	$6,345,635	$	$$7,244,941	$168,207

The following table presents non-performing assets as of March 31, 2014 and 2013.

	March 31,
	2014		2013
Non-accrual loans:
Residential real estate		$1,277,406		$992,173
Multi-family and commercial real estate		980,711		1,302,430
Commercial		107,640		234,901
Home equity		218,909		286,916
Consumer
Construction
Total non-accrual loans		2,584,666		2,816,420

Accruing loans past due 90 days or more:
Residential real estate	$		$
Multi-family and commercial real estate		100,360
Commercial
Consumer
Construction
Total accruing loans past due 90 days or more		100,360

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$672,242		$550,405
Multi-family and commercial real estate		846,962		1,000,798
Commercial
Home equity
Consumer
Construction
Total troubled debt restructurings in non- accrual status		1,519,204		1,551,203

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

	March 31,
	2014	2013

Performing under modified terms:
Residential real estate	$548,046	$787,667
Multi-family and commercial real estate	1,308,888	1,139,352
Commercial
Home equity
Consumer
Construction	59,771	50,993
Total troubled debt restructurings performing under modified terms	1,916,705	1,978,012
Total troubled debt restructurings	3,435,909	3,529,215

Total non-performing loans	6,120,935	6,345,635
Real estate owned	1,949,825	2,469,800
Total non-performing assets	$8,070,760	$8,815,435

Non-performing loans as a percentage of loans	7.19%	7.08%

Non-performing assets as a percentage of loans and real estate owned	9.27%	9.58%

Non-performing assets as a percentage of total assets	6.34%	6.81%

The following table presents troubled debt restructurings that occurred during the years ended March 31, 2014 and 2013 and loans modified as troubled debt restructurings with the previous 12 months and for which there was a payment default during the period.

	2014			2013
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	1	$120,037	$122,878	2	$338,865	$486,257

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate		$	1	$74,731

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended March 31, 2014 and 2013.

	March 31,
	2014	2013

Balance, beginning of period	$2,469,800	$845,669
Additions from loan foreclosures	856,393	2,650,458
Additions from capitalized costs	3,352	3,100
Dispositions of REO	(690,453)	(820,657)
Gain (loss) on sale of REO	(85,680)	(152,276)
Valuation adjustments in the period	(603,587)	(56,494)

Balance, end of period	$1,949,825	$2,469,800

The following table presents the changes in fair value adjustments to REO for the years ended March 31, 2014 and 2013.

	March 31,
	2014	2013

Balance, beginning of period	72,077	104,316
Valuation adjustments added in the period	675,100	56,494
Valuation adjustments on disposed properties during the period	(71,512)	(88,733)

Balance, end of period	$675,665	$72,077

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2014	2013

Balance at beginning of year	1,032,818	1,160,535
Provision:
Residential real estate	266,246	19,862
Multi-family and commercial real estate	627,214	587,288
Commercial	141,359	3,783
Home equity loans	21,490	18,827
Consumer	(102,622)	14,475
Construction	3,670	(4,035)
Total Provision	957,357	640,200

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

	March 31,
	2014	2013

Charge-Offs:
Residential real estate	99,548	26,757
Multi-family and commercial real estate	378,263	686,293
Commercial	127,259
Home equity	3,875	28,649
Consumer	16,450	66,510
Recoveries	$(83,518)	$(40,292)

Total Net Charge-Offs	541,877	767,917

Balance at end of year	$1,448,298	$1,032,818

Year-end loans outstanding	$85,084,445	$89,570,303

Average loans outstanding	$87,327,374	$95,122,254

Allowance as a percentage of year-end loans	1.70%	1.15%

Net charge-offs as a percentage of average loans	0.62%	0.81%

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2014 are as follows:

	Residential Real Estate	Multi-Family and Commercial Real Estate	Commercial		Home Equity		Consumer		Construction		Total
Allowance for loan losses:
Balance, beginning of year	$485,215	$378,289		$44,299		$47,754		$77,134		$127	$1,032,818
Loan charge-offs	(99,548)	(378,263)		(127,259)		(3,875)		(16,450)			(625,395)
Recoveries	4,243	7,728						71,547			83,518
Provision for loan losses	266,246	627,214		141,359		21,490		(102,622)		3,670	957,357
Balance, end of year	$656,156	$634,968		$58,399		$65,369		$29,609		$3,797	$1,448,298
Ending balance for allowance individually evaluated for impairment	$27,507	$260,000	$		$		$		$		$287,507
Ending balance for allowance collectively evaluated for impairment	$628,649	$374,968		$58,399		$65,369		$29,609		$3,797	$1,160,791
Loans receivable:
Ending balance	$63,524,240	$10,414,383		$1,306,877		$8,143,701		$686,217		$1,009,027	$85,084,445
Ending balance for loans individually evaluated for impairment	$3,141,851	$986,115		$107,640		$219,010	$		$		$4,454,616
Ending balance for loans collectively evaluated for impairment	$60,382,389	$9,428,268		$1,199,237		$7,924,691		$686,217		$1,009,027	$80,629,829

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2013 are as follows:

	Residential Real Estate		Multi-Family and Commercial Real Estate		Commercial		Home Equity		Consumer		Construction		Total
Allowance for loan losses:
Balance, beginning of year		$491,273		$468,834		$40,516		$57,576		$98,174		$4,162		$1,160,535
Loan charge-offs		(26,757)		(686,293)				(28,649)		(66,510)				(808,209)
Recoveries		837		8,460						30,995				40,292
Provision for loan losses		19,862		587,288		3,783		18,827		14,475		(4,035)		640,200
Balance, end of year		$485,215		$378,289		$44,299		$47,754		$77,134		$127		$1,032,818
Ending balance for allowance individually evaluated for impairment	$		$		$		$		$		$		$
Ending balance for allowance collectively evaluated for impairment		$485,215		$378,289		$44,299		$47,754		$77,134		$127		$1,032,818
Loans receivable:
Ending balance		$66,597,885		$12,402,532		$1,165,774		$8,361,492		$959,771		$82,849		$89,570,303
Ending balance for loans individually evaluated for impairment		$1,435,444		$2,411,635		$234,899		$286,453	$		$			$4,368,431
Ending balance for loans collectively evaluated for impairment		$65,162,441		$9,990,897		$930,875		$8,075,039		$959,771		$82,849		$85,201,872

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2014, the Bank maintained an allowance for loan loss ratio of 1.70% to year end loans outstanding. On a linked basis, non-performing assets have decreased by $845 thousand over their stated levels at March 31, 2013 representing a non-performing asset to total asset ratio of 6.34% at March 31, 2014 as compared to a non-performing asset to total asset ratio of 6.81% at March 31, 2013.

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

For the year ending March 31, 2014, the Bank experienced three charge-offs relating to three loan relationships totaling $110,949 and partial charge-offs relating to eleven loan relationships totaling $514,446 as compared to two charge-offs relating to two loan relationships totaling $66,510 and twelve partial charge-offs relating to twelve loan relationships totaling $741,699 for the year ended March 31, 2013.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

6.     LOANS (Continued)

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, transactions with directors were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank. Officers of the Company are entitled to 1% loan discount, under a Bank-wide employee discount program, from those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank. Loans to such borrowers are summarized as follows:

	March 31,
	2014	2013

Balance, beginning of year	$672,699	$584,413
Payments	(284,183)	(86,905)
Borrowings	388,000	175,191

Balance, end of year	$776,516	$672,699

7.     LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2014 and 2013 are summarized as follows:

	March 31,
	2014	2013
Mortgage Loan Servicing Portfolio:
Mortgage Partnership Finance FHLB New York	$246,332	$393,480

8.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2014 and 2013 consists of the following:

	March 31,
	2014	2013

Loans	$280,444	$309,057
Investment securities	168,616	84,614
Mortgage backed securities	13,224	34,065

	$462,284	$427,736

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

9.     PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2014 and 2013 consists of the following:

	March 31,
	2014	2013

Land	$1,451,203	$1,451,203
Buildings	6,848,967	6,848,967
Furniture, fixtures and equipment	1,979,488	1,915,323
	10,279,658	10,215,493
Accumulated depreciation	(3,611,106)	(3,360,493)

	$6,668,552	$6,855,000

Depreciation expense amounted to $263,472 and $299,995 for the years ended March 31, 2014 and 2013, respectively.

10.   FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

11.   DEPOSITS

Deposit account balances at March 31, 2014 and 2013 are summarized as follows:

	March 31, 2014
	Amount	Weighted Average Interest Rate		Percent of Portfolio

Non interest bearing accounts	$7,852,030		%	7.1
Interest bearing checking accounts	19,637,558	0.15		17.75
Passbook savings accounts	15,491,930	0.10		14
Money Market accounts	21,267,887	0.42		19.23
Club accounts	136,293	0.10		0.12
	64,385,698			58.2

Certificates of Deposits:
0.10% to 0.99%	27,341,814	0.49		24.72
1.00% to 1.99%	12,373,761	1.38		11.19
2.00% to 2.99%	6,351,120	2.45		5.74
3.00% to 3.99%	171,953	3.15		0.15
4.00% and over	353	4.78

	46,239,001			41.8

	$110,624,699			100.00%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

11.     DEPOSITS (Continued)

	March 31, 2013
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Non interest bearing accounts	$6,872,713		5.87
Interest bearing checking accounts	14,881,992	0.25%	12.72
Passbook savings accounts	15,435,874	0.10	13.19
Money Market accounts	25,019,142	0.49	21.38
Club accounts	141,351	0.39	0.12
	62,351,072		53.28

Certificates of Deposits:
0.10% to 0.99%	25,622,818	0.54	21.89
1.00% to 1.99%	19,219,919	1.44	16.42
2.00% to 2.99%	8,035,364	2.44	6.87
3.00% to 3.99%	1,559,790	3.22	1.33
4.00% and over	245,151	4.69	0.21

	54,683,042		46.72

	$117,034,114		100.00%

The aggregate amount of time deposits including certificates of deposits with a minimum denomination of $100,000 or more was approximately $14,671,836 and $16,312,885 at March 31, 2014 and 2013, respectively.

Scheduled maturities of certificates of deposits at March 31, 2014 and 2013 are as follows:

	March 31,
	2014		2013

2014	$		$34,402,410
2015		28,268,039	10,485,591
2016		8,768,333	3,395,872
2017		4,598,454	3,653,130
2018		2,338,541	2,746,039
2019		2,265,634

		$46,239,001	$54,683,042

The Bank held deposits from officers and directors of approximately $474,000 and $479,000 at March 31, 2014 and 2013, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

12.   LINE OF CREDIT FROM ATLANTIC CENTRAL BANKERS BANK

The Bank maintains a line of credit with Atlantic Central Bankers Bank at a rate to be determined by the lender when funds are borrowed. At March 31, 2014 and 2013, the outstanding balance on the unsecured line of credit was $ -0-.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

13.   ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of New York as of March 31, 2014 and 2013 are as follows:

Maturity Date	Interest Rate	2014	2013

April 7, 2014	0.36%	$1,000,000
December 8, 2014	0.48%	1,000,000
		$2,000,000	$0

Specific repos and other securities, with balances approximating $20,850,000 and $11,900,000 at March 31, 2014 and 2013, respectively, were pledged to the FHLB of New York as collateral. As of March 31, 2014, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $16,434,000      at the FHLB of New York.

14.   INCOME TAXES

The Company is subject to federal income tax and New Jersey state income tax.

The Company and subsidiaries file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended March 31, 2014 and 2013 consists of the following:

	Years Ended March 31,
	2014		2013
Income Tax Expense (benefit)
Current federal tax expense
Federal	$		$
State		3,000		3,000
Deferred tax (benefit)
Federal		(368,006)		(165,538)
State		(35,100)		(46,900)

Total		$(400,106)		$(209,438)

The consolidated provision for income taxes for the years ended March 31, 2014 and 2013 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended March 31,
	2014	2013

Expected federal tax provision (benefit) at 34% rate	$(395,571)	$(181,420)
Municipal bond interest	(829)	(137)
Increase in cash surrender value of life insurance	(3,947)	(2,068)
State income tax	(67,169)	(25,813)
Valuation allowance for state operating loss carryforward	67,410
Total income tax (benefit)	(400,106)	(209,438)

Effective tax rate (benefit)	(34.4%)	(39.3%)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

14.   INCOME TAXES (Continued)

A summary of deferred tax assets and liabilities as of March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013
Deferred tax assets:
Accrued pension costs	$9,500	$5,500
Accrued retirement plan	2,800	9,400
Allowance for loan losses	722,051	333,800
Directors’ benefit plans	123,000	125,000
Employee stock option	6,000
FASB 158 – unrecognized transition costs	42,000	47,200
Federal tax loss carryforward	491,600	424,000
State tax loss carryforward	328,810	302,200
Unrealized losses on securities available-for-sale	85,000	4,000
Non accrual interest	33,700	39,100
Total deferred tax assets	$1,844,461	$1,290,200

Valuation allowance	(67,410)

Deferred tax liabilities:
Accumulated depreciation	$(54,450)	$(61,800)

Total deferred tax liabilities	(54,450)	(61,800)

NET DEFERRED TAX ASSETS	$1,722,601	$1,228,400

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2010 through 2013 remain subject to examination by Federal and New Jersey taxing authorities.

The Company has considered future market growth, forecasted earnings, future taxable income, and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.

As of March 31, 2014, the Company had approximately $1,586,000 federal net operating loss carryforwards, which result in a deferred tax asset of $491,600, expiring from 2028 through 2033.

As of March 31, 2014, the Company had approximately $3,657,000 of state net operating loss carryforwards, which result in a deferred tax asset of $328,810, expiring from 2015 through 2033. The Company has recorded a valuation allowance of $67,410 as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

15.   EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $-0- for the years ended March 31, 2014 and 2013.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from July 2004, the date of retirement at age sixty-five, through July 2014.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer. The cash surrender value of this policy was $165,197 and $153,588 as of March 31, 2014 and 2013, respectively, and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

16.   BOARD OF DIRECTORS’ RETIREMENT PLAN

The Bank established a Defined Benefit Retirement Plan for the Bank’s Board of Directors on January 1, 2002. This plan provides a monthly retirement benefit equal to 4% of the board fees payable as of their retirement date, multiplied by their completed years of service, up to a maximum of 80% of the final fee amount. Directors must complete at least ten years of service in order to receive a retirement benefit under the plan. Director retirement benefits are payable in equal monthly installments during the director’s lifetime, unless the director elects to receive a life annuity with the first 129 months guaranteed or a life annuity with either 50% or 100% (joint and survivor benefits) continuing for the spouse’s lifetime after the Director dies. Under these other options, the retirement benefit is reduced to account for the value of the potential additional payments.

The estimated past service liability that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is zero.

Net pension expense was $32,280 and $45,032 for years ended March 31, 2014 and 2013, respectively. The components of net pension cost are as follows:

	Years Ended March 31,
	2014	2013

Service cost	$7,700	$8,488
Interest cost	18,944	20,056
Amortization of gain	5,636	4,804
Net amortization and deferral	0	11,684
Net periodic pension cost	$32,280	$45,032

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

16.   BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2014 and 2013:

	March 31,
	2014	2013

Accumulated benefit obligation	$413,120	$423,368
Projected benefit obligation	415,803	438,352
Fair value of plan assets	0	0
Unfunded projected benefit obligation	415,803	438,352

The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2014	2013
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$438,352	$416,352
Service cost	7,700	8,488
Interest cost	18,944	20,056
Actuarial (gain) loss	(13,966)	24,587
Benefits paid	(35,227)	(31,131)
Benefit obligation at end of year	$415,803	$438,352

	March 31,
	2014	2012
Change in Plan Assets
Fair value of Plan assets at beginning of year	$0	$0
Actual return on Plan assets	0	0
Employer contributions	35,227	31,131
Benefits paid	(35,227)	(31,131)
Fair value of Plan assets at end of year	$0	$0

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended March 31,
	2014	2013
Discount rate for periodic pension cost	4.50%	5.00%
Discount rate for benefit obligation	4.75%	4.50%
Rate of increase in compensation levels and social security wage base	2.00%	2.00%
Expected long-term rate of return on plan assets	N/A	N/A

17.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 64,081 shares of common stock in the offering completed in March 2007 using proceeds of a loan from the former mid-tier holding company. The Bank made annual payments of principal and interest over a term of 20 years at a rate of 8.25% to the Company. On October 16, 2013, the remaining unallocated shares were converted at a conversion rate of .5711 to 1 of the new Company shares. The remaining loan balance was refinanced over a term of 14 years at a rate of 3.25%. The ESOP has a second loan from the Company to fund the purchase of 23,644 additional shares in connection with the second step conversion completed on October 16, 2013 under which the Bank makes annual payments of principal and interest over a term of 14 years at a rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

 Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

17.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) (Continued)

The following table presents the components of the ESOP shares purchased.

	Year Ended March 31,
	2014	2013
Shares released for allocation	14,496	19,224
Unearned shares	45,744	44,857
Total ESOP shares	60,240	64,081

18.    STOCK BASED COMPENSATION

On May 19, 2008, the Board of Directors adopted and the stockholders approved on August 18, 2008, the Delanco Bancorp, Inc. 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan authorized the granting of up to 80,101 stock options and 32,040 shares of restricted stock. All of the Company’s employees, officers, and directors are eligible to participate in the 2008 Plan.

On October 16, 2013, options to purchase a total of 20,000 shares were granted at a price of $8.00 per share. The option will expire on the tenth anniversary of the date of the grant and will become exercisable in equal 20% installments on each anniversary of the grant date.

The following table is a summary of the status of the shares under the 2008 Equity Incentive Plan as of March 31, 2014 and changes during the year ended March 31, 2014.

	Year Ended March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Restricted at the beginning of the period		$
Granted	20,000		8.69
Vested
Forfeited
Restricted at the end of the period	20,000		8.69

19.    EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended March 31, 2014 and 2013.

	2014	2013

Net (Loss)	$(763,338)	$(324,151)

Weighted average shares outstanding	1,318,796	1,634,725
Adjusted average unearned ESOP shares	45,744	44,857
Weighted average share outstanding - basic	1,273,052	1,589,868
Effect of dilutive common stock equivalents
Adjusted weighted average shares outstanding - dilutive	1,273,052	1,589,868

Basic loss per share	$(0.60)	$(0.20)
Diluted loss per share	$(0.60)	$(0.20)

The effect of the 20,000 stock options outstanding as of March 31, 2014 is antidilutive and therefore not presented in the above table.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

20.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and 2013, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of March 31, 2014 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1		Level 2	Level 3	Totals
Assets:
Securities available for sale:
Federal Home Loan Bank Bonds	$		$1,352,576	$	$1,352,576
Federal National Mortgage Association			437,648		437,648
Mutual Fund Shares		183,146			183,146
Totals		$183,146	$1,790,224	$	$1,973,370

Those assets as of March 31, 2013 which are to be measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
		Level 1	Level 2		Level 3	Totals
Assets:
Securities available for sale:
Federal Home Loan Bank Bonds	$		$1,496,380	$		$1,496,380
Federal National Mortgage Association			488,438			488,438
Mutual Fund Shares		222,200				222,200
Totals		$222,200	$1,984,818	$		$2,207,018

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

20.	FAIR VALUE MEASUREMENT (Continued)

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2014
	Level 1	Level 2	Level 3		Total
Impaired loans	$	$	$	$$6,020,575	$6,020,575
Real estate owned				1,949,825	1,949,825
Total	$	$	$	$$7,970,400	$7,970,400

	At March 31, 2013
	Level 1	Level 2	Level 3		Total
Impaired loans	$	$	$	$$6,345,635	$6,345,635
Real estate owned				2,469,800	2,469,800
Total	$	$	$	$$8,815,435	$8,815,435

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurement categorized within Level 3 of the fair value hierarchy as of March 31, 2014 and 2013:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
Impaired loans	$6,020,575	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

Real estate owned	$1,949,825	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

20.	FAIR VALUE MEASUREMENT (Continued)

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range
Impaired loans	$6,345,635	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

Real estate owned	$2,469,800	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

The fair value of financial instruments amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2014
	Carrying Amount	Fair Value	(Level 1)	(Level 2)		(Level 3)
Assets:
Cash and cash equivalents	$3,332,639	$3,332,639	$3,332,639	$		$
Investment securities available for sale	2,185,959	1,973,370			1,973,370
Investment and mortgage-backed securities held to maturity	26,975,907	25,410,461			25,410,461
Loans receivable, net	83,539,442						83,059,000
Accrued interest receivable	462,284	462,284	462,284
Federal Home Loan Bank stock	271,300	271,300	271,300
Bank owned life insurance	165,197	165,197	165,197

Liabilities:
Deposits – non-interest bearing	7,852,030	7,852,030	7,852,030
Deposits – interest bearing	102,772,669	103,249,000			103,249,000
Advances from Federal Home Loan Bank	2,000,000	2,000,000
Accrued interest payable	6,556	6,556	6,556
Advances from borrowers for taxes and insurance	684,289	684,289	684,289

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

20.	FAIR VALUE MEASUREMENT (Continued)

			Fair Value Measurements at March 31, 2013
	Carrying Amount	Fair Value	(Level 1)	(Level 2)		(Level 3)
Assets:
Cash and cash equivalents	$6,722,766	$6,722,766	$6,722,766	$		$
Investment securities available for sale	2,217,032	2,207,018			2,207,018
Investment and mortgage-backed securities held to maturity	20,137,886	20,285,670			20,285,670
Loans receivable, net	88,419,084	91,300,000					91,300,000
Accrued interest receivable	427,736	427,736	427,736
Federal Home Loan Bank stock	202,500	202,500	202,500
Bank owned life insurance	153,588	153,588	153,588

Liabilities:
Deposits – non-interest bearing	6,872,713	6,872,713	6,872,713
Deposits – interest bearing	110,161,401	111,233,000			111,233,000
Accrued interest payable	9,025	9,025	9,025
Advances from borrowers for taxes and insurance	366,604	366,604	366,604

Cash and Cash Equivalents – For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities – The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable – The fair value of loans is estimated based on present value using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank (FHLB) Stock – Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Bank Owned Life Insurance – The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that are derivable from observable market inputs.

Deposits – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank – The carrying amounts of advances from the Federal Home Loan Bank approximate the fair value.

Accrued Interest Payable – For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

 Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

20.	FAIR VALUE MEASUREMENT (Continued)

Advances from Borrowers for Taxes and Insurance – For advances from borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Letters of Credit – The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower.

21.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were outstanding as follows:

	March 31,
Unfunded Commitments to Extend Credit	2014	2013

Home equity lines of credit	$4,600,000	$4,783,000
Commercial lines of credit	1,085,000	1,060,000
Standby letters of credit	25,000	50,000
	$5,710,000	$5,893,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank did not incur any losses on its commitments in either 2014 or 2013.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

22.	COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

The Bank had outstanding commitment to originate loans as of March 31, 2014 as follows:

	March 31, 2014
	Fixed-Rate	Variable-Rate	Total

Residential mortgage loan	$896,000	$-	$896,000
Construction loan	511,000	-	511,000

	$1,407,000	$-	$1,407,000

23.	RELATED PARTY TRANSACTIONS

The Bank obtained legal services and insurance products from other entities which were affiliated with Directors of the Bank. The aggregate payment for these products and services amounted to $141,717 and $127,366, for the years ended March 31, 2014 and 2013, respectively. The Bank also recognized management fee income from a related party of $1,033 and $16,200 for the years ended March 31, 2014 and 2013, respectively.

24.	REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2014, the Bank exceeded all regulatory capital requirements necessary to be considered a “well capitalized” bank, but was classified as “adequately capitalized” because it was subject to a written agreement with the OCC.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

24.	REGULATORY CAPITAL (Continued)

The Bank’s actual and required capital amounts and ratios as of March 31, 2014 and 2013 are as follows:

			Minimum Requirements
	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of March 31, 2014:

Total Risk-Based Capital (to Risk-Weighted Assets)	$12,557,000	17.42%	≥$	5,767,000	≥	8.0%	≥$	7,208,000	≥	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,649,000	16.16%	≥$	2,883,000	≥	4.0%	≥$	4,325,000	≥	6.0%
Tier 1 Capital (to Total Assets)	$11,649,000	9.23%	≥$	5,047,000	≥	4.0%	≥$	6,309,000	≥	5.0%

			Minimum Requirements
	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of March 31, 2013:

Total Risk-Based Capital (to Risk-Weighted Assets)	$10,941,000	14.67%	≥$	5,966,000	≥	8.0%	≥$	7,548,000	≥	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,007,000	13.41%	≥$	2,984,000	≥	4.0%	≥$	4,477,000	≥	6.0%
Tier 1 Capital (to Total Assets)	$10,007,000	7.79%	≥$	5,138,000	≥	4.0%	≥$	6,423,000	≥	5.0%

The Company’s capital amounts and ratios are similar to those of the Bank.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

25.	REGULATORY MATTERS

Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank year to date plus retained earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements.

The Bank is party to a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 21, 2012. The Agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010.

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

●	prepare a criticized asset plan that will include strategies, targets, and timeframes to reduce the Bank’s level of criticized assets;

●	implement a plan to improve the Bank’s credit risk management and credit administration practices;

●	implement programs and policies related to the Bank’s allowance for loan and lease losses, liquidity risk management, independent loan review and other real estate owned;

●	review the capabilities of the Bank’s management to perform present and anticipated duties and to recommend and implement any changes based on such assessment;

●	not pay any dividends or make any other capital distributions without the prior written approval of the OCC;

●	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

●	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The Agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

The written agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for the Bank. Specifically, the Bank must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2014, the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 9.23%, 16.16% and 17.42%, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

26.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

The following presents the changes in accumulated other comprehensive income (loss) by component net of tax:

	Unrealized Gains (Losses) On Available For Sale Securities		Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2013		$(6,009)	$(70,759)		$(76,768)

Other comprehensive income (loss) before reclassification		(121,660)	6,902		(114,758)
Amount reclassified from accumulated other comprehensive income (loss)		115			115
Total other comprehensive (loss)		(121,545)	6,902		(114,643)

Balance as of March 31, 2014	$	(127,554)	$(63,857)	$	(191,411)

27.	FINANCIAL INFORMATION OF PARENT COMPANY

Delanco Bancorp, Inc. (Parent Company Only)

	For the Years Ended March 31,
	2014	2013
Statement of Financial Condition
Assets:
Cash	$716,188	$312,483
Investment in Bank	13,029,772	11,082,097
Deferred income taxes	6,043

Total assets	$13,752,003	$11,394,580

Stockholders’ equity:

Total stockholders’ equity	13,752,003	11,394,580

Total liabilities and stockholders’ equity	$13,752,003	$11,394,580

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

27.	FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	For the Years Ended
	March 31,
	2014	2013
Income Statement
Interest on ESOP loan	$18,563		$45,508
Postage refund	1,611
Other interest income	484		1,275

Total income	$20,658		$46,783

Management fee	50,000		50,000
Compensation expense	15,108

Total expense	65,108		50,000

Loss before income tax benefit and equity in undistributed net loss of subsidiary	(44,450)		(3,217)
Equity in undistributed net loss of subsidiary	(724,932)		(320,934)
Income tax benefit	6,044

Net loss	$(763,338)		$(324,151)

Cash Flows
Operating activities:
Net (loss)	$(763,338)	$	(324,151)
Undistributed net loss of subsidiary	724,932		320,934
Increase in deferred income taxes	(6,044)

Net cash used in by operating activities	(44,450)		(3,217)

Investing activities:
Distribution to subsidiary	(2,928,218)		19,772

Net cash used in investing activities	(2,928,218)		19,772

Financing activities:
Net proceeds from issuance of stock	3,376,373

Net cash provided by financing activities	3,376,373

Net decrease in cash and cash equivalents	403,705		16,555

Cash and cash equivalents, beginning of year	312,483		295,928

Cash and cash equivalents, end of year	$716,188		$312,483