Form 10-Q
period 2014-06-30
Delanco Bancorp, Inc.
filed 2014-08-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No ☒

As of August 12, 2014 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$463,353	$505,735
Interest-bearing deposits with depository institutions	3,304,399	2,826,904
Total cash and cash equivalents	3,767,752	3,332,639
Investment securities:
Securities available-for-sale (amortized cost of $2,177,832 and $2,185,959 at June 30, 2014 and March 31, 2014, respectively)	2,030,154	1,973,370
Securities held-to-maturity (fair value $24,943,232 and $25,410,461 at June 30, 2014 and March 31, 2014, respectively)	25,824,719	26,975,907
Total investment securities	27,854,873	28,949,277
Loans, net of allowance for loan losses of $1,278,130 at June 30, 2014 (unaudited), $1,448,298 at March 31, 2014	81,564,432	83,539,442
Accrued interest receivable	424,151	462,284
Real estate owned	3,045,925	1,949,825
Federal Home Loan Bank, at cost	303,400	271,300
Premises and equipment, net	6,643,789	6,668,552
Deferred income taxes, net	1,708,650	1,722,601
Bank-owned life insurance	164,666	165,197
Other assets	291,172	335,245
Total assets	$125,768,810	$127,396,362

LIABILITIES
Deposits
Non-interest bearing	$7,617,185	$7,852,030
Interest bearing	100,426,257	102,772,669
Total deposits	108,043,442	110,624,699
Advances from Federal Home Loan Bank	3,000,000	2,000,000
Accrued interest payable	5,025	6,556
Advance payments by borrowers for taxes and insurance	374,580	328,815
Other liabilities	544,620	684,289
Total liabilities	111,967,667	113,644,359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized at June 30, 2014 and March 31, 2014; no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized at June 30, 2014 and March 31, 2014; 945,425 shares issued and outstanding at June 30, 2014 and March 31, 2014	$9,454	$9,454
Additional paid-in capital	9,964,627	9,956,750
Retained earnings, substantially restricted	4,571,694	4,569,378
Unearned common stock held by employee stock ownership plan	(592,168)	(592,168)
Accumulated other comprehensive (loss)	(152,464)	(191,411)
Total stockholder’s equity	13,801,143	13,752,003
Total liabilities and stockholders’ equity	$125,768,810	$127,396,362

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2014		2013
INTEREST INCOME
Loans		$939,805	$1,046,426
Investment securities		180,892	159,343
Total interest income		1,120,697	1,205,769

INTEREST EXPENSE
Interest-bearing checking accounts		9,841	10,090
Passbook and money market accounts		26,049	32,862
Certificates of deposits		112,764	161,577
Federal Home Loan Bank Advances		4,358	−
Total interest expense		153,012	204,529

Net interest income		967,685	1,001,240
Provision for loan losses		75,000	90,000
Net interest income after provision for loan losses		892,685	911,240

NON-INTEREST INCOME
Increase (decrease) in cash surrender value of bank-owned life insurance		−	5,809
Gain (loss) on sale of real estate owned		−	(34,096)
Service charges		35,201	35,035
Rental income		26,136	38,278
Other		2,995	4,241
Total non-interest income		64,332	49,267

NON-INTEREST EXPENSE
Salaries and employee benefits		421,649	395,144
Advertising		4,489	5,912
Office supplies, telephone and postage		23,498	15,696
Loan expenses		69,901	62,548
Occupancy expense		147,157	151,107
Federal insurance premiums		43,099	53,447
Data processing expenses		54,984	56,122
ATM expenses		7,024	6,917
Bank charges and fees		17,724	17,034
Insurance and surety bond premiums		19,257	21,382
Dues and subscriptions		6,221	4,588
Professional fees		78,957	69,537
Real estate owned expense, net		46,055	40,127
Other		28,949	21,436
Total non-interest expense		968,964	920,997

INCOME (LOSS) BEFORE INCOME TAX EXPENSE		(11,947)	39,510

Income tax expense (benefit)		(14,263)	5,800

NET INCOME		$2,316	$33,710
INCOME PER COMMON SHARE	$	−	$0.04

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013

Net income	$2,316	$33,710

Other comprehensive income (loss), net of tax:

Postretirement benefit plan adjustment, net of deferred tax (benefit) of $(3,240) for three months ended June 30, 2013	−	(4,860)

Unrealized gains (losses) on investment securities available for sale, net of deferred tax benefit of $25,965 and $(48,095) for the three months ended June 30, 2014 and 2013, respectively	38,947	(72,143)

Total Comprehensive Income (loss)	$41,263	$(43,293)

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock					Accumulated
			Additional Paid-in	Retained	Common Stock Held by	Other- Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
Balance at March 31, 2014	945,425	$9,454	$9,956,750	$4,569,378	$(592,168)	$(191,411)	$13,752,003
Net income				2,316			2,316
Other comprehensive income, net of tax						38,947	38,947

Employee stock option expense			7,877				7,877

Balance at June 30, 2014	945,425	$9,454	$9,964,627	$4,571,694	$(592,168)	$(152,464)	$13,801,143

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended June 30,
	2014	2013
Cash flow from operating activities
Net Income	$2,316	$33,710
Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income tax (benefit)	(12,013)	(18,464)
Depreciation	64,349	68,229
Discount accretion net of premium amortization	(511)	4,069
Provision for loan losses	75,000	90,000
Income from bank owned life insurance	−	(5,809)
Gain, (loss) on sale of real estate owned	−	34,096
Compensation expense for stock options	7,877	−
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	38,133	(19,624)
Taxes
Other assets	44,604	291,106
Increase (decrease) in:
Accrued interest payable	(1,531)	(1,579)
Other liabilities	(139,669)	(193,053)
Net cash provided by operating activities	$78,555	$282,681

Cash flows from investing activities
Proceeds of securities available for sale	8,127	7,418
Purchases of securities held-to-maturity	−	(8,022,500)
Proceeds from maturities and principal repayments of securities held-to-maturity	1,151,699	2,226,077
Redemption (purchase)of investment required by law – stock in Federal Home Loan Bank	(32,100)	21,200
Proceeds from sale of real estate owned	219,020	212,444
Net decrease in loans	584,890	2,312,299
Purchases of premises and equipment	(39,586)	−
Net cash provided by(used in) investing activities	$1,892,050	$(3,243,062)

Cash flows from financing activities
(Decrease) increase in deposits	(2,581,257)	884,260
Increase in advance payments by borrowers for taxes and insurance	45,765	7,214
Increase in Federal Home Loan Bank Advances	1,000,000	−
Net cash provided by (used) in financing activities	$(1,535,492)	$891,474

	Three months Ended June 30,
	2014	2013

Net increase (decrease) in cash and cash equivalents	$435,113	$(2,068,907)

Cash and cash equivalents, beginning of the period	3,332,639	6,722,766

Cash and cash equivalents, end of period	$3,767,752	$4,653,859

Supplemental Disclosures:

Cash paid during the period for interest	$154,544	$206,108

Cash paid during the period for income taxes	$5,500	$500

Loans transferred to foreclosed real estate during the period	$1,280,266	−

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$38,947	$(72,143)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2014

(1)     Basis of Presentation

On October 16, 2013, Delanco Bancorp, Inc., a New Jersey corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”). The Conversion involved the sale by the Company of 525,423 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 420,002 shares of common stock of the Company for shares of common stock of the former Delanco Bancorp, Inc. (“old Delanco Bancorp”) held by persons other than Delanco MHC (the “MHC”), and the elimination of old Delanco Bancorp and the MHC. Net proceeds received from the reorganization and stock offering totaled $3,280,000, net of costs of $923,000. Net income per share and the weighted average shares outstanding for the three months ended June 30, 2013 have been restated to reflect the Conversion.

Financial information presented in this Quarterly Report on Form 10-Q is derived in part from the consolidated financial statements of the Company and subsidiaries on and after October 16, 2013 and from the consolidated financial statements of old Delanco Bancorp and subsidiaries prior to October 16, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2014.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 84 basis points.

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

As a result of the Conversion, all share information has been revised to reflect the .5711 exchange ratio. Dilutive earnings per share was not adjusted for 20,000 outstanding options which would have had an antidilutive effect on earnings.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2014		2013
Numerator
Denominators:
Basic shares outstanding		945,425	945,425	*
Effect of dilutive securities		945,425	945,425
Dilutive shares outstanding
Earnings per share:
Basic	$	−	$0.04
Dilutive	$	−	$0.04

* Adjusted to reflect the stock conversion that took place on October 16, 2013.

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at June 30, 2014 were 9.35%, 16.32% and 17.58%, respectively.

(7)     Recent Accounting Pronouncements

There were no recent accounting pronouncements since the March 31, 2014 audited financial statements.

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

●     Level 3     Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2014
Available-for-sale securities	$178	1,852	$	─

March 31, 2014
Available-for-sale securities	$183	$1,790	$	─

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014 and March 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
June 30, 2014
Impaired loans	$	─	$	─	$4,760
Real estate owned		─		─	3,046
Total	$	─	$	─	$7,806

March 31, 2014
Impaired loans	$	─	$	─	$6,021
Real estate owned		─		─	1,950
Total	$	─	$	─	$7,971

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2014 and March 31, 2014 was as follows:

	June 30, 2014
	Carrying Amount	Fair Value Measurement Level 1	Fair Value Measurement Level 2		Fair Value Measurement Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$3,768	$3,768	$	−	$	−
Investment securities	28,003	−		26,973		−
Loans – net	81,564	−		−		80,988
FHLB stock	303	303		−		−
Accrued interest receivable	424	424		−		−
Bank–owned life insurance	165	165		−		−
Real estate owned	3,046	−		−		3,046
Total financial assets	$117,273	$4,660		$26,973		$84,034

Financial Liabilities:
Deposits	$108,043	$7,617		$100,557	$	−
Advance payments by borrowers for taxes and insurance	375	375		−		−
Advances Federal Home Loan Bank	3,000	3,000		−		−
Accrued interest payable	5	5		−		−
Total financial liabilities	$111,423	$10,997		$100,557	$	−

	March 31, 2014
	Carrying	Fair Value Measurement	Fair Value Measurement	Fair Value Measurement
	Amount	Level 1	Level 2	Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$3,333	$3,333	−	−
Investment securities	29,162	−	27,384	−
Loans – net	83,539	−	−	83,059
FHLB stock	271	271	−	−
Accrued interest receivable	462	462	−	−
Bank–owned life insurance	165	165	−	−
Real estate owned	1,950	−	−	1,950
Total financial assets	$118,882	$4,231	$27,384	$85,009

Financial Liabilities:
Deposits	$110,625	$7,852	$103,249	−
Advances from Federal Home Loan Bank	2,000	2,000	−	−
Advance payments by borrowers for taxes and insurance	684	684	−	−
Accrued interest payable	7	7	−	−
Total financial liabilities	$113,316	$10,543	$103,249	$ −

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

Loans at June 30, 2014 and March 31, 2014 are summarized as follows (dollars in thousands):

	June 30,	March 31,
	2014	2014

Residential (one-to four-family) real estate	$62,630	$63,524
Multi-family and commercial real estate	9,243	10,414
Commercial	1,363	1,307
Home equity	7,926	8,144
Consumer	764	686
Construction	1,009	1,009
Total loans	82,935	85,084
Net deferred loan origination fees	(93)	(97)
Allowance for loan losses	(1,278)	(1,448)
Loans, net	$81,564	$83,539

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2014, the loans-to-one-borrower limitation was $2.0 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities. At June 30, 2014, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2014, the Bank has entered into formal forbearance agreements with three relationships totaling $790 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at June 30, 2014 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$59,703	$	−	$	−	$2,927	$62,630
Multi-family and commercial real estate	6,553		1,057		233	1,400	9,243
Commercial	978		242		35	108	1,363
Home equity	7,661		−		−	265	7,926
Consumer	764		−		−	−	764
Construction	949		−		−	60	1,009
	$76,608		$1,299		$268	$4,760	$82,935

The following table represents past-due loans as of June 30, 2014 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$1,135	$1,298	$1,504	$3,937	$58,693	$62,630
Multi-family and commercial real estate	792	121	954	1,867	7,376	9,243
Commercial	194	−	108	302	1,061	1,363
Home Equity	152	27	265	444	7,482	7,926
Consumer	93	32	−	125	639	764
Construction	−	−	−	−	1,009	1,009
Total Loans	2,366	1,478	2,831	6,615	76,260	$82,935
Percentage of Total Loans	2.8%	1.8%	3.4%	8.0%	92.0%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At June 30, 2014, the Bank had 22 loan relationships totaling $2.8 million in non-accrual loans as compared to 23 relationships totaling $4.1 million at March 31, 2014. The average balance of impaired loans totaled $5.4 million for the three months ended June 30, 2014 as compared to $6.0 million for the year ended March 31, 2014, and interest income recorded on impaired loans for the three months ended June 30, 2014 totaled $47 thousand as compared to $235 thousand for the year ended March 31, 2014.

The following table represents data on impaired loans at June 30, 2014 and March 31, 2014 (dollars in thousands):

	June 30, 2014		March 31, 2014
Impaired loans for which a valuation allowance has been provided	$	−	$846
Impaired loans for which no valuation allowance has been provided		$4,760	$5,175
Total loans determined to be impaired		$4,760	$6,021
Allowance for loans losses related to impaired loans	$	−	$288
Average recorded investment in impaired loans		$5,353	$5,965
Cash basis interest income recognized on impaired Loans		$47	$235

The following table presents impaired loans by portfolio class at June 30, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,484	$2,462	$	−	$2,838	$31
Multi-family and commercial real estate	1,700	1,617		−	2,081	14
Commercial	108	108		−	108	−
Home equity	513	513		−	266	1
Consumer	−	−		−	−	−
Construction	60	60		−	60	1

Total	$4,865	$4,760	$	−	$5,353	$47

The following table presents impaired loans by portfolio class with no valuation allowance at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,387	$2,345	$	−	$2,185	$130
Multi-family and commercial real estate	2,443	2,443		−	2,556	88
Commercial	108	108		−	183	−
Home equity	219	219		−	155	8
Consumer	−	−		−	4	−
Construction	60	60		−	51	3

Subtotal	$5,217	$5,175	$	−	$5,134	$229

The following table presents impaired loans by portfolio class with a valuation allowance at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with a valuation allowance:
Residential real estate	$153	$153	$28	$153	$6
Multi-family and commercial real estate	693	693	260	677	−
Commercial	−	−	−	−	−
Home equity	−	−	−	−	−
Consumer	−	−	−	−	−
Construction	−	−	−	−	−

Subtotal	$846	$846	$288	$830	$6

Total Impaired Loans by Portfolio Class at March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Total impaired loans:
Residential real estate	$2,540	$2,498	$28	$2,338	$136
Multi-family and commercial real estate	3,136	3,136	260	3,233	88
Commercial	108	108	−	183	−
Home equity	219	219	−	155	8
Consumer	−	−	−	4	−
Construction	60	60	−	51	3

Total	$6,063	$6,021	$288	$5,964	$235

The following table represents nonaccrual loans as of June 30, 2014 and March 31, 2014 (dollars in thousands):

	June 30, 2014		March 31, 2014
Non-accrual loans:
Residential real estate		$1,184		$1,277
Multi-family and commercial real estate		341		981
Commercial		108		108
Consumer		−		−
Home Equity		513		219
Construction				−
Total non-accrual loans		$2,146		$2,585

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		100
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more	$	−		$100

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$303		$672
Multi-family and commercial real estate		383		847
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		686		1,519
Performing under modified terms:
Residential real estate		975		548
Multi-family and commercial real estate		893		1,309
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		60		60
Total troubled debt restructurings performing under modified terms:		1,928		1,917
Total troubled debt restructurings		2,614		3,436
Total non-performing loans		4,760		6,121
Real estate owned		3,046		1,950
Total non-performing assets		$7,806		$8,071
Non-performing loans as a percentage of loans		5.74%		7.19%
Non-performing assets as a percentage of loans and real estate owned		9.08%		9.27%
Non-performing assets as percentage of total assets		6.21%		6.34%

During the three months ended June 30, 2014, the Bank experienced a $1.3 million net decrease in non-accrual loans. This change reflects the downgrading of six loan relationships to non-accrual status totaling $906 thousand during the three months ended June 30, 2014. The downgraded loans consisted of three residential mortgages totaling $449 thousand, three commercial loan relationships consisting of three loans totaling $411 thousand and one home equity loan totaling $46 thousand. These additions to the non-accruals were offset by three residential mortgages for $602 thousand that returned to accruing status, one commercial loan for $56 thousand that was paid in full, one residential loan that was partially charged off by $27 thousand due to an updated valuation, one residential loan in the amount of $260 thousand and two commercial relationships consisting of two commercial real estate loans of $1.2 million that were transferred to real estate owned after a partial charge-off of $230 thousand due to valuation updates.

The following table presents troubled debt restructurings that occurred during the periods ended June 30, 2014 and March 31, 2014 and loans modified as troubled debt restructurings within the previous 3 and 12 month periods and for which there was a payment default during the period.

	June 30, 2014			March 31, 2014
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre-Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	−	−	1	$120	$123

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended June 30, 2014 and March 31, 2014:

	June 30,	March 31,
	2014	2014
Balance, beginning of period	$1,950	$2,470
Additions from loan foreclosures	1,280	856
Additions from capitalized costs	−	3
Dispositions of REO	(184)	(690)
Gain (loss) on sale of REO	−	(86)
Valuation adjustments in the period	−	(603)
Balance, end of period	$3,046	$1,950

The following table presents the changes in fair value adjustments to REO for the periods ended June 30, 2014 and March 31, 2014:

	June 30,	March 31,
	2014	2014
Balance, beginning of period	676	73
Valuation adjustments added in the period	−	675
Valuation adjustments on disposed properties during the period	(35)	(72)
Balance, end of period	641	676

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	June 30, 2014	March 31, 2014

Balance at beginning of period	$1,448	$1,033
Provision:
Commercial	(3)	141
Commercial real estate	2	628
Residential real estate	68	266
Home Equity	13	21
Consumer	(5)	(103)
Construction	−	4

Total Provision	75	957

Charge-Offs:
Commercial	−	127
Commercial Real Estate	230	378
Residential real estate	28	100
Home Equity	−	4
Consumer	−	16
Recoveries	(13)	(83)
Total Net Charge-Offs	245	542
Balance at end of period	$1,278	$1,448
Period-end loans outstanding	$82,935	$85,084
Average loans outstanding	$83,522	$87,327

Allowance as a percentage of period-end loans	1.54%	1.70%
Net charge-offs as a percentage of average loans	0.29%	0.62%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2014 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial		Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year		$58	$635	$656	$65		$30		$4	$1,448
Loan charge-offs		−	(230)	(28)	−		−		−	(258)
Recoveries		−	6	3	−		4		−	13
Provision for loan losses		(3)	2	68	13		(5)		−	75

Balance, end of period		$55	$413	$699	$78		$29		$4	$1,278

Ending balance for loans individually evaluated for impairment	$	−	−	−	−		−		−	−
Ending balance for loans collectively evaluated for impairment		$55	$413	$699	$78		$29		$4	$1,278

Loans receivable:		$1,363	$9,243	$62,630	$7,926		$764		$1,009	$82,935
Ending balance
Ending balance: loans individually evaluated for impairment		$108	$641	$2,194	$219	$	−	$	−	$3,162
Ending balance: loans collectively evaluated for impairment		$1,255	$8,602	$60,436	$7,707		$764		$1,009	$79,773

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

For the three months ending June 30, 2014, the Bank experienced two partial charge-offs related to two relationships totaling $258 thousand as compared to three charge-offs relating to three loan relationships totaling $111 thousand and eleven partial charge-offs relating to eleven loan relationships totaling $514 thousand for the year ended March 31, 2014.

At June 30, 2014, the Bank maintained an allowance for loan loss ratio of 1.54% to loans outstanding. Non-performing assets have decreased by $265 thousand over their stated levels at March 31, 2014, representing a non-performing asset to total asset ratio of 6.21% at June 30, 2014 as compared to a non-performing asset to total asset ratio of 6.34% at March 31, 2014.

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

(10)    Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of June 30, 2014 and March 31, 2014 are as follows:

	Held-to-Maturity June 30, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Federal Farm Credit Bank Bond	$5,444	$	−	$(238)	$5,206
Federal Home Loan Bank Bonds	6,568		−	(325)	6,243
Federal Home Loan Mortgage Corporation Bonds	1,997		−	(97)	1,900
Federal National Mortgage Association	9,998		16	(329)	9,685
Municipal Bond	495		−	−	495
	24,502		16	(989)	23,529
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	550		36	−	586
Federal National Mortgage Association	556		50	−	606
Government National Mortgage Corporation	217		6	(1)	222
	1,323		92	(1)	1,414
Total	$25,825		$108	$(990)	$24,943

	Held-to-Maturity March 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Federal Home Loan Bank Bonds	$6,568	$	−	$(524)	$6,044
Federal Farm Credit Bonds	5,944		−	(387)	5,557
Federal Home Loan Mortgage Corporation Bonds	1,997		−	(167)	1,830
Federal National Mortgage Association Bond	10,498		17	(597)	9,918
Municipal Bond	547		1	−	548
	25,554		18	(1,675)	23,897

Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	610		43	(7)	646
Federal National Mortgage Association	583		54	(4)	633
Government National Mortgage Corporation	229		7	(2)	234
	1,422		104	(13)	1,513
Total	$26,976		$122	$(1,688)	$25,410

	Available for Sale
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	−	$(106)	$1,394
Federal National Mortgage Association Bond	500		−	(42)	458
Mutual Fund Shares	178		−	−	178
	$2,178	$	−	$(148)	$2,030

	Available for Sale
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	−	$(147)	$1,353
Federal National Mortgage Association Bond	500		−	(62)	438
Mutual Fund Shares	186		−	(4)	182
	$2,186	$	−	$(213)	$1,973

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2014 and March 31, 2014:

	June 30, 2014
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$470	$470	$	−	$	−
After one year through five years	1,502	1,506		−		−
After five years through ten years	5,419	5,260		−		−
After ten years	18,434	17,707		2,000		1,852
Equity securities	−	−		178		178
	$25,825	$24,943		$2,178		$2,030

	March 31, 2014
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$547	$548	$	−	$	−
After one year through five years	1,502	1,500		−		−
After five years through ten years	8,418	7,928		−		−
After ten years	16,509	15,434		2,000		1,790
Equity securities	−	−		186		183
	$26,976	$25,410		$2,186		$1,973

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2014
	Less Than 12 Months				12 Months or Greater		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$	−	$	−	$7,638	$(431)	$7,638	$(431)
Federal Farm Credit Bonds		−		−	5,206	(238)	5,206	(238)
Federal Home Loan Mortgage Corporation Bonds		−		−	1,900	(97)	1,900	(97)
Federal National Mortgage Association		−		−	8,628	(371)	8,628	(371)
	$	−	$	−	$23,372	$(1,137)	$23,372	$(1,137)
Mortgage-Backed Securities:

Government National Mortgage Corporation	$	−	$	−	$26	$(1)	$26	$(1)
	$	−	$	−	$26	$(1)	$26	$(1)

Total	$	−	$	−	$23,398	$(1,138)	$23,398	$(1,138)

	March 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$3,606	$(371)	$3,790	$(301)	$7,396	$(672)
Federal Farm Credit Bonds	3,282	(217)	1,775	(171)	5,057	(388)
Federal Home Loan Mortgage Corporation Bonds	1,100	(77)	902	(97)	2,002	(174)
Federal National Mortgage Association	7,687	(512)	1,349	(151)	9,035	(663)
Mutual funds shares	183	(3)	−	−	183	(3)
	15,858	(1,180)	7,816	(720)	23,674	(1,900)
Mortgage-Backed Securities:

Government National Mortgage Corporation			26	(1)	26	(1)
Total	$15,858	$(1,180)	$7,842	$(721)	$23,700	$(1,901)

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

At June 30, 2014, the 53 debt securities with unrealized losses have depreciated 5% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2014 were $125.8 million, a decrease of $1.6 million from total assets of $ 127.4 million at March 31, 2014. Total liabilities decreased $1.6 million from $113.6 million at March 31, 2014 to $112.0 million at June 30, 2014. Total stockholders’ equity increased $49 thousand to $13.8 million at June 30, 2014, primarily due to an increase in other comprehensive income related to increased values in the held to maturity securities portfolio.

Loans. At June 30, 2014, total loans, net, were $81.6 million, or 94.8% of total assets. Overall loans decreased by $2.0 million primarily due to payoffs in the portfolio and the transfer of non-performing loans into real estate owned. Commercial and multi-family real estate loans decreased by $1.2 million, residential real estate loans decreased by $894 thousand, home equity loans decreased by $218 thousand and commercial loans increased by $56 thousand.

Total nonperforming loans at June 30, 2014 decreased $1.4 million from March 31, 2014 primarily as a result of the transfer of two commercial real estate loans totaling $1.2 million to real estate owned.

Securities. The investment securities portfolio was $27.9 million, or 22.1% of total assets, at June 30, 2014. At that date, 4.7% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1.1 million compared to March 31, 2014. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $108.0 million at June 30, 2014, a decrease of $2.6 million compared to March 31, 2014. Deposits decreased as we made a conscious effort to reduce our reliance on high costing time deposits. Core deposits grew for the three months by $1.2 million while time deposits decreased by $1.4 million.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Financial Highlights.  Net income for the three months ended June 30, 2014 was $2 thousand as compared to net income of $34 thousand for the same prior year period. The decrease in net income for the three month period was primarily the result of decreased net interest income and increased salaries and employee benefits.

Net Interest Income.   Net interest income decreased $19 thousand to $893 thousand for the three months ended June 30, 2014 as compared to the prior year period. The Bank saw an increase in the interest rate spread (5 basis points) and an increase in net interest margin (5 basis points) for the three month period.  The rates earned on assets declined, resulting in a 7% decrease in total interest income for the three months ending June 30, 2014 compared to the three months ended June 30, 2013. Total interest expense decreased by 25.2% between the same periods.

Average loans in the three months ended June 30, 2014 decreased $4.7 million, or 5.4%, compared with the same period in 2013, driven by payoffs in the residential and commercial mortgage portfolios. Average investment securities in the three months ended June 30, 2014 increased $3.2 million, or 12.6%, compared to the same period in 2013. The increase in the investment portfolio was due to purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 3.41% for the three months ended June 30, 2014, compared with 4.02% for the same period in 2013.

Average interest-bearing deposits in the three months ended June 30, 2014 decreased $9.2 million or 8.3%, compared with the same period in 2013. Declining interest rates decreased the average cost of deposits to .58%, compared with .73% for the same period in 2013

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $75 thousand in the three months ended June 30, 2014 compared to $90 thousand in the three months ended June 30, 2013.  We had $251 thousand in net charge-offs in the three months ended June 30, 2014 compared to $63 thousand in net charge-offs in the same prior year period.

Non-Interest Income.  Non-interest income increased $15 thousand in the three month period ending June 30, 2014 compared to the three month period ended June 30, 2013 primarily due to no losses on real estate owned.

Non-Interest Expenses.  Non-interest expenses increased $48 thousand in the three months ending June 30, 2014 compared to the three months ended June 30, 2013 primarily due to increased salary and employee benefits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $3.8 million. At June 30, 2014, we had $3.0 million in outstanding borrowings and had arrangements to borrow up to $15.2 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At June 30, 2014, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At June 30, 2014, we did not have any loan commitments outstanding. We had $5.2 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2014 totaled $19.3 million, or 43.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2014, the Company had $716 thousand in cash and cash equivalents, unchanged from March 31, 2014.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.   Other Information

None.

Item 6.      Exhibits

3.1	Certificate of Incorporation(1)

3.2	Bylaws(2)

4.0	Form of Specimen Stock Certificate(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

DELANCO BANCORP, INC.

Dated: August 14, 2014	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer