Form 10-Q
period 2014-09-30
Delanco Bancorp, Inc.
filed 2014-11-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________________ to _______________________

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

No ☒

As of November 12, 2014 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$615,824	$505,735
Interest-bearing deposits with depository institutions	4,596,676	2,826,904
Total cash and cash equivalents	5,212,500	3,332,639
Investment securities:
Securities available-for-sale (amortized cost of $2,172,400 and $2,185,959 at September 30, 2014 and March 31, 2014, respectively)	2,040,205	1,973,370
Securities held-to-maturity (fair value $24,906,258 and $25,410,461 at September 30, 2014 and March 31, 2014, respectively)	25,719,743	26,975,907
Total investment securities	27,759,948	28,949,277
Loans, net of allowance for loan losses of $1,228,399 at September 30, 2014 , $1,448,298 at March 31, 2014	80,704,832	83,539,442
Accrued interest receivable	447,615	462,284
Real estate owned	3,412,600	1,949,825
Federal Home Loan Bank, at cost	261,300	271,300
Premises and equipment, net	6,589,786	6,668,552
Deferred income tax, net	1,867,700	1,722,601
Bank-owned life insurance	164,666	165,197
Other assets	299,304	335,245
Total assets	$126,720,251	$127,396,362

LIABILITIES
Deposits
Non-interest bearing	$8,144,524	$7,852,030
Interest bearing	100,908,688	102,772,669
Total deposits	109,053,212	110,624,699
Advances from Federal Home Loan bank	3,000,000	2,000,000
Accrued interest payable	5,773	6,556
Advance payments by borrowers for taxes and insurance	344,830	328,815
Other liabilities	675,730	684,289
Total liabilities	$113,079,545	$113,644,359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized at September 30, 2014 and March 31, 2014, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized at September 30, 2014 and March 31, 2014, 945,425 shares issued and outstanding at September 30, 2014 and March 31, 2014,	$9,454	$9,454
Additional paid-in capital	9,972,504	9,956,750
Retained earnings, substantially restricted	4,394,090	4,569,378
Unearned common stock held by employee stock ownership plan	(592,168)	(592,168)
Accumulated other comprehensive (loss)	(143,174)	(191,411)
Total stockholder’s equity	13,640,706	13,752,003
Total liabilities and stockholders’ equity	$126,720,251	$127,396,362

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans	$926,137	$994,378	$1,865,942	$2,040,804
Investment securities	180,238	177,363	361,130	336,706
Total interest income	1,106,375	1,171,741	2,227,072	2,377,510

INTEREST EXPENSE
Interest-bearing checking accounts	10,205	10,394	20,046	20,484
Passbook and money market accounts	26,212	33,069	52,261	65,931
Certificates of deposits	110,591	147,425	223,355	309,002
Federal Home Loan Bank Advances	4,964	−	9,322	−
Total interest expense	151,972	190,888	304,984	395,417

Net interest income	954,403	980,853	1,922,088	1,982,093
Provision for loan losses	300,000	116,500	375,000	206,500
Net interest income after provision for loan losses	654,403	864,353	1,547,088	1,775,593

NON-INTEREST INCOME
Increase in cash surrender value of bank-owned life insurance	−	−	−	5,809
Loss on sale of real estate owned	−	(51,585)	−	(85,681)
Service charges	39,715	37,847	74,916	72,882
Rental income	25,633	36,271	51,769	74,549
Other	5,838	5,083	8,833	9,324
Total non-interest income	71,186	27,616	135,518	76,883

NON-INTEREST EXPENSE
Salaries and employee benefits	420,245	374,750	841,894	769,894
Advertising	6,021	5,800	10,510	11,712
Office supplies, telephone and postage	35,727	18,831	59,225	34,527
Loan expenses	32,910	41,076	102,811	103,624
Occupancy expense	156,359	159,489	303,516	310,596
Federal insurance premiums	42,687	53,349	85,786	106,796
Real estate owned loss reserve	78,302	77,500	78,302	77,500
Data processing expenses	55,748	57,217	110,732	113,339
ATM expenses	10,258	8,194	17,282	15,111
Bank charges and fees	17,138	16,580	34,862	33,614
Insurance and surety bond premiums	27,854	20,845	47,111	42,227
Dues and subscriptions	7,474	6,476	13,695	11,064
Professional fees	80,049	58,432	159,006	127,969
Real Estate Owned expense, net	63,197	28,400	109,252	68,527
Other	29,219	26,153	58,168	47,589
Total non-interest expense	1,063,188	953,092	2,032,152	1,874,089

LOSS BEFORE INCOME TAX EXPENSE	(337,599)	(61,123)	(349,546)	(21,613)

Income tax (benefit)	(159,995)	(18,185)	(174,258)	(12,385)

NET LOSS	(177,604)	(42,938)	(175,288)	(9,228)
LOSS PER COMMON SHARE	$(0.19)	$(0.05)	$(0.19)	$ −

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Six months Ended

	September 30, 2014	September 30, 2013

Net loss	$(175,288)	$(9,228)

Other comprehensive loss net of tax:

Postretirement benefit plan adjustment, net of deferred tax expense (benefit) of $(3,240) for six months ended	−	(4,860)

Unrealized gain (loss) on investment securities available for sale, net of deferred tax (benefit) of $32,158 and $(87,460) for the six months ended	48,237	(131,189)
Other comprehensive income (loss)	48,237	(136,049)
Total Comprehensive (loss)	$(127,051)	$(145,277)

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Common Stock Held	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	by ESOP	Income (Loss)	Equity

Balance at March 31, 2014	945,425	$9,454	$9,956,750	$4,569,378	$(592,168)	$(191,411)	13,752,003
Net loss				(175,288)			(175,288)
Other comprehensive income, net of tax:						48,237	48,237

Employee stock option expense			15,754				15,754

Balance at September 30, 2014	945,425	$9,454	$9,972,504	$4,394,090	$(592,168)	$(143,174)	$13,640,706

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended September 30,
	2014	2013
Cash flow from operating activities
Net loss	$(175,288)	$(9,228)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(177,257)	(37,400)
Depreciation	129,457	136,448
Discount accretion net of premium amortization	(1,459)	28,607
Provision for loan losses	375,000	206,500
Increase in cash surrender value from bank owned life insurance	−	(5,809)
(Gain) Loss on sale of real estate owned	−	85,681
Compensation expense for stock options	15,754	−
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	14,669	(19,375)
Other assets	36,474	(250)
Increase (decrease) in:
Accrued interest payable	(783)	(1,774)
Other liabilities	(8,559)	(85,651)
Net cash provided by operating activities	$208,008	$297,749

Cash flows from investing activities
Proceeds of securities available for sale	13,559	15,729
Purchases of securities held-to-maturity	(500,000)	(10,022,500)
Proceeds from maturities and principal repayments of securities held-to-maturity	1,757,622	3,452,830
Redemption of investment required by law – stock in Federal Home Loan Bank	10,000	21,200
Proceeds from sale of real estate owned	219,020	545,634
Net decrease in loans	777,815	4,451,661
Purchases of premises and equipment	(50,691)	(5,561)
Net cash provided by(used in) investing activities	$2,227,325	$(1,541,007)

Cash flows from financing activities
(Decrease) increase in deposits	(1,571,487)	361,659
Increase in advance payments by borrowers for taxes and insurance	16,015	10,316
Increase in federal Home Loan bank Advances	1,000,000	3,626,739
Net cash provided by (used) in financing activities	$(555,472)	$3,998,714

	Six months Ended September 30,
	2014	2013

Net increase in cash and cash equivalents	$1,879,861	$2,755,456

Cash and cash equivalents, beginning of the period	3,332,639	6,722,766
Cash and cash equivalents, end of period	$5,212,500	$9,478,222

Supplemental Disclosures:

Cash paid during the period for interest	$296,445	$397,191

Cash paid during the period for income taxes	$5,500	$1,000

Loans transferred to foreclosed real estate during the period	$1,725,243	176,113

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$48,237	$(131,189)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

September 30, 2014

(1)	Basis of Presentation

On October 16, 2013, Delanco Bancorp, Inc., a New Jersey corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”). The Conversion involved the sale by the Company of 525,423 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 420,002 shares of common stock of the Company for shares of common stock of the former Delanco Bancorp, Inc. (“old Delanco Bancorp”) held by persons other than Delanco MHC (the “MHC”), and the elimination of old Delanco Bancorp and the MHC. Net proceeds received from the reorganization and stock offering totaled $3,280,000, net of costs of $923,000. Net income per share and the weighted average shares outstanding for the six months ended September 30, 2013 have been restated to reflect the Conversion.

Financial information presented in this Quarterly Report on Form 10-Q is derived in part from the consolidated financial statements of the Company and subsidiaries on and after October 16, 2013 and from the consolidated financial statements of old Delanco Bancorp and subsidiaries prior to October 16, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2014.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 115 basis points.

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

The calculated basic and dilutive EPS are as follows:

	Six months Ended September 30,
	2014	2013
Numerator
Denominators:
Basic shares outstanding	945,425	945,425*
Effect of dilutive securities	945,425	945,425
Dilutive shares outstanding
Earnings per share:
Basic	$(0.19)	$(0.05)
Dilutive	$(0.19)	$(0.05)

*Adjusted to reflect the stock conversion that took place on October 16, 2013.

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at September 30, 2014 were 9.04%, 15.92% and 17.17%, respectively.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

●	Level 1	Level 1 input are unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Available-for-sale securities	$173	$1,867	$--

March 31, 2014
Available-for-sale securities	$183	$1,790	$--

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2014 and March 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans	$--	$--	$4,760
Real estate owned	--	--	3,046
Total	$--	$--	$7,806

March 31, 2014
Impaired loans	$--	$--	$6,021
Real estate owned	--	--	1,950
Total	$--	$--	$7,970

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2014 and March 31, 2014 was as follows:

	September 30, 2014
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$5,212	$5,212	$	−	$	−
Investment securities	27,892	173		26,773		−
Loans – net	80,705	−		−		80,189
FHLB stock	261	261		−		−
Accrued interest receivable	448	448		−		−
Bank–owned life insurance	165	165		−		−
Real estate owned	3,413	−		−		3,413
Total financial assets	$118,096	$6,259		$26,773		$83,602

Financial Liabilities:
Deposits	$109,053	$8,145		$101,014	$	−
Advance payments by borrowers for taxes and insurance	345	345		−		−
Advances Federal Home Loan Bank	3,000	3,000		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$112,404	$11,496		$101,014	$	−

	March 31, 2014
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$3,333	$3,333	$	−	$	−
Investment securities	29,162	−		27,384		−
Loans – net	83,539	−		−		83,059
FHLB stock	271	271		−		−
Accrued interest receivable	462	462		−		−
Bank–owned life insurance	165	165		−		−
Real estate owned	1,950	−		−		1,950
Total financial assets	$118,882	$4,231		$27,384		$85,009

Financial Liabilities:
Deposits	$110,625	$7,852		$103,249	$	−
Advances from Federal Home Loan Bank	2,000	2,000		−		−
Advance payments by borrowers for taxes and insurance	684	684		−		−
Accrued interest payable	7	7		−		−
Total financial liabilities	$113,316	$10,543		$103,249	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	September 30, 2014			March 31, 2014
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,734	$	−	$5,710	$	−

(9)	Loans

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

Loans at September 30, 2014 and March 31, 2014 are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2014	2014

Residential (one-to four-family) real estate	$62,355	$63,524
Multi-family and commercial real estate	8,636	10,414
Commercial	1,794	1,307
Home equity	7,681	8,144
Consumer	714	686
Construction	843	1,009
Total loans	82,023	85,084
Net deferred loan origination fees	(90)	(97)
Allowance for loan losses	(1,228)	(1,448)
Loans, net	$80,705	$83,539

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At September 30, 2014, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities. At September 30, 2014, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2014, the Bank has entered into formal forbearance agreements with three relationships totaling $683 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at September 30, 2014 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans	Non-Performing Loans	Total
Residential real estate	$59,295	$	−	$128	$2,932	$62,355
Multi-family and commercial real estate	6,224		716	530	1,166	8,636
Commercial	1,493		221	80	−	1,794
Home equity	7,681		−	−	−	7,681
Consumer	710		−	−	4	714
Construction	784		−	−	59	843
	$76,187		$937	$738	$4,161	$82,023

The following table represents past-due loans as of September 30, 2014 (dollars in thousands):

			Greater
	30-59	60- 89	than 90
	Days Past	Days Past	Days Past	Total Past		Total Loan
	Due	Due	Due	Due	Current	Balances
Residential real estate	$947	$1,194	$1,291	$3,432	$58,923	$62,355
Multi-family and commercial real estate	374	413	1,021	1,808	6,828	8,636
Commercial	−	170	24	194	1,600	1,794
Home Equity	11	145	−	156	7,525	7,681
Consumer	19	71	4	94	620	714
Construction	−	59	−	59	784	843
Total Loans	1,351	2,052	2,340	5,743	76,280	$82,023
Percentage of Total Loans	1.65%	2.50%	2.85%	7.00%	93.00%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At September 30, 2014, the Bank had 19 loan relationships totaling $2.4 million in non-accrual loans as compared to 23 relationships totaling $4.1 million at March 31, 2014. The average balance of impaired loans totaled $5.0 million for the six months ended September 30, 2014 as compared to $6.0 million for the year ended March 31, 2014, and interest income recorded on impaired loans for the six months ended September 30, 2014 totaled $96 thousand as compared to $235 thousand for the year ended March 31, 2014.

The following table represents data on impaired loans at September 30, 2014 and March 31, 2014 (dollars in thousands):

	September 30, 2014		March 31, 2014
Impaired loans for which a valuation allowance has been provided	$	−	$846
Impaired loans for which no valuation allowance has been provided		$4,406	$5,175
Total loans determined to be impaired		$4,406	$6,021
Allowance for loans losses related to impaired loans	$	−	$288
Average recorded investment in impaired loans		$4,970	$5,964
Cash basis interest income recognized on impaired loans		$96	$235

The following table presents impaired loans by portfolio class at September 30, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,875	$2,830	$	−	$2,965	$53
Multi-family and commercial real estate	1,503	1,446		−	1,801	41
Commercial	24	24		−	62	1
Home equity	47	47		−	184	−
Consumer	−	−		−	1	−
Construction	59	59		−	59	1
Total	$4,508	$4,406	$	−	$5,072	$96

The following table presents impaired loans by portfolio class with no valuation allowance at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,387	$2,345	$	−	$2,185	$130
Multi-family and commercial real estate	2,443	2,443		−	2,556	88
Commercial	108	108		−	183	−
Home equity	219	219		−	155	8
Consumer	−	−		−	4	−
Construction	60	60		−	51	3
Subtotal	$5,217	$5,175	$	−	$5,134	$229

The following table presents impaired loans by portfolio class with a valuation allowance at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Impaired loans with a valuation allowance:
Residential real estate	$153	$153	$28	$153	$6
Multi-family and commercial real estate	693	693	260	677	−
Commercial	−	−	−	−	−
Home equity	−	−	−	−	−
Consumer	−	−	−	−	−
Construction	−	−	−	−	−
Subtotal	$846	$846	$288	$830	$6

Total Impaired Loans by Portfolio Class at March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Total impaired loans:
Residential real estate	$2,540	$2,498	$28	$2,338	$136
Multi-family and commercial real estate	3,136	3,136	260	3,233	88
Commercial	108	108	−	183	−
Home equity	219	219	−	155	8
Consumer	−	−	−	4	−
Construction	60	60	−	51	3
Total	$6,063	$6,021	$288	$5,964	$235

The following table represents nonaccrual loans as of September 30, 2014 and March 31, 2014 (dollars in thousands):

	Sept. 30, 2014		March 31, 2014
Non-accrual loans:
Residential real estate		$1,217		$1,277
Multi-family and commercial real estate		639		981
Commercial		24		108
Consumer		4		−
Home Equity		47		219
Construction		−		−
Total non-accrual loans		1,931		2,585

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		100
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		100

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$75		$672
Multi-family and commercial real estate		382		847
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		457		1,519
Performing under modified terms:
Residential real estate		1,194		548
Multi-family and commercial real estate		770		1,309
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		59		60
Total troubled debt restructurings performing under modified terms:		2,023		1,917
Total troubled debt restructurings		2,480		3,436
Total non-performing loans		4,411		6,121
Real estate owned		3,413		1,950
Total non-performing assets		7,824		8,071

Non-performing loans as a percentage of loans		5.38%		7.19%
Non-performing assets as a percentage of loans and real estate owned		9.16%		9.27%
Non-performing assets as percentage of total assets		6.17%		6.34%

During the six months ended September 30, 2014, the Bank experienced a $1.7 million net decrease in non-accrual loans. This change reflects the downgrading of ten loan relationships to non-accrual status totaling $1.5 million during the six months ended September 30, 2014. The downgraded loans consisted of five residential mortgages totaling $909 thousand, five commercial loans totaling $549 thousand, one home equity loan totaling $47 thousand and one consumer loan for $4 thousand. These additions to the non-accruals were offset by four residential mortgages for $831 thousand, one commercial real estate loan for $128 thousand and a home equity loan for $46 thousand that returned to accruing status, one commercial loan for $56 thousand that was paid in full, one commercial loan for $108 thousand that was paid off in a short sale, three residential loans that were partially charged off by $33 thousand due to updated valuations, four residential loans in the amount of $735 thousand and two commercial relationships consisting of two commercial real estate loans of $1.2 million that were transferred to real estate owned after a partial charge-off of $230 thousand due to valuation updates.

The following table presents troubled debt restructurings that occurred during the periods ended September 30, 2014 and March 31, 2014 and loans modified as troubled debt restructurings within the previous 3 and 12 month periods and for which there was a payment default during the period.

	September 30, 2014					March 31, 2014
		Outstanding Recorded Investment					Outstanding Recorded Investment
	Number of Contracts	Pre-Modification		Post- Modification		Number of Contracts	Pre-Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	$	−	$	−	1	$120	$123

	Number of Contracts	Recorded Investment				Number of Contracts		Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	$	−	$	−	$	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014
Balance, beginning of period	$1,950	$2,470
Additions from loan foreclosures	1,725	856
Additions from capitalized costs	−	3
Dispositions of REO	(184)	(690)
Gain (loss) on sale of REO	−	(86)
Valuation adjustments in the period	(78)	(603)
Balance, end of period	$3,413	$1,950

The following table presents the changes in fair value adjustments to REO for the periods ended September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014
Balance, beginning of period	$676	$73
Valuation adjustments added in the period	78	675
Valuation adjustments on disposed properties during the period	(35)	(72)
Balance, end of period	$719	$676

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30,	March 31,
	2014	2014

Balance at beginning of period	$1,448	$1,033
Provision:
Commercial	23	141
Commercial real estate	238	628
Residential real estate	116	266
Home Equity	12	21
Consumer	(13)	(103)
Construction	(1)	4

Total provision	375	957
Charge-offs:
Commercial	−	127
Commercial real estate	557	378
Residential real estate	78	100
Home equity	−	4
Consumer	−	16
Recoveries	(40)	(83)
Total Net Charge-Offs	$595	$542
Balance at end of period	$1,228	$1,448
Period-end loans outstanding	$82,023	$85,084
Average loans outstanding	$83,143	$87,327

Allowance as a percentage of period-end loans	1.50%	1.70%
Net charge-offs as a percentage of average loans	0.72%	0.62%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2014 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial		Commercial Real Estate	Residential Real Estate	Home Equity		Consumer		Construction		Total
Balance, beginning of year		$58	$635	$656		$65		$30		$4	$1,448
Loan charge-offs		−	(557)	(78)		−		−		−	(635)
Recoveries		−	25	5		−		10		−	40
Provision for loan losses		23	238	116		12		(13)		(1)	375

Balance, end of period		$81	$341	$699		$77		$27		$3	$1,228

Ending balance for loans individually evaluated for impairment	$	−	−	−		−		−		−	−
Ending balance for loans collectively evaluated for impairment		$81	$341	$699		$77		$27		$3	$1,228

Loans receivable:		$1,794	$8,636	$62,355		$7,681		$714		$843	$82,023
Ending balance
Ending balance: loans individually evaluated for impairment	$	−	$1,879	$2,217	$	−	$	−	$	−	$4,096
Ending balance: loans collectively evaluated for impairment		$1,794	$6,757	$60,138		$7,681		$714		$843	$77,927

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

For the six months ending September 30, 2014, the Bank experienced 11 partial charge-offs related to 9 relationships totaling $635 thousand as compared to three charge-offs relating to three loan relationships totaling $111 thousand and eleven partial charge-offs relating to eleven loan relationships totaling $514 thousand for the year ended March 31, 2014.

At September 30, 2014, the Bank maintained an allowance for loan loss ratio of 1.50% to loans outstanding. Non-performing assets have decreased by $247 thousand over their stated levels at March 31, 2014, representing a non-performing asset to total asset ratio of 6.17% at September 30, 2014 as compared to a non-performing asset to total asset ratio of 6.34% at March 31, 2014.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of September 30, 2014 and March 31, 2014 are as follows:

	Held-to-Maturity September 30, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$5,444	$	−	$(239)	$5,205
Federal Home Loan Bank Bonds	7,069		−	(306)	6,763
Federal Home Loan Mortgage Corporation Bonds	1,997		−	(90)	1,907
Federal National Mortgage Association	9,499		11	(285)	9,225
Municipal Bond	470		5	−	475
	24,479		16	(920)	23,575
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	501		34	−	535
Federal National Mortgage Association	528		48	−	576
Government National Mortgage Corporation	212		8	−	220
	1,241		90	−	1,331
Total	$25,720		$106	$(920)	$24,906

	Held-to-Maturity March 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$6,568	$	−	$(524)	$6,044
Federal Farm Credit Bonds	5,944		−	(387)	5,557
Federal Home Loan Mortgage Corporation Bonds	1,997		−	(167)	1,830
Federal National Mortgage Association Bond	10,498		17	(597)	9,918
Municipal Bond	547		1	−	548
	25,554		18	(1,675)	23,897
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	610		43	(7)	646
Federal National Mortgage Association	583		54	(4)	633
Government National Mortgage Corporation	229		7	(2)	234
	1,422		104	(13)	1,513
Total	$26,976		$122	$(1,688)	$25,410

	Available for Sale
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	−	$(95)	$1,405
Federal National Mortgage Association Bond	500		−	(38)	462
Mutual Fund Shares	173		−		173
	$2,173	$	−	$(133)	$2,040

	Available for Sale
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	−	$(148)	$1,352
Federal National Mortgage Association Bond	500		−	(62)	438
Mutual Fund Shares	186		−	(3)	183
	$2,186	$	−	$(213)	$1,973

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2014 and March 31, 2014:

	September 30, 2014
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$470	$475	$	−	$	−
After one year through five years	2,002	2,001		−		−
After five years through ten years	5,419	5,227		−		−
After ten years	17,829	17,203		2,000		1,867
Equity securities	−	−		173		173
	$25,720	$24,906		$2,173		$2,040

	March 31, 2014
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$547	$548	$	−	$	−
After one year through five years	1,502	1,500		−		−
After five years through ten years	8,418	7,928		−		−
After ten years	16,509	15,434		2,000		1,790
Equity securities	−	−		186		183
	$26,976	$25,410		$2,186		$1,973

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$968	$(10)	$7,199	$(391)	$8,167	$(401)
Federal Farm Credit Bonds	−	−	5,205	(239)	5,205	(239)
Federal Home Loan Mortgage Corporation Bonds	−	−	1,906	(91)	1,906	(91)
Federal National Mortgage Association	499	(1)	8,678	(321)	9,177	(322)
Total	$1,467	$(11)	$22,988	$(1,042)	$24,455	$(1,053)

	March 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$3,606	$(371)	$3,790	$(301)	$7,396	$(672)
Federal Farm Credit Bonds	3,282	(217)	1,775	(171)	5,057	(388)
Federal Home Loan Mortgage Corporation Bonds	1,100	(77)	902	(97)	2,002	(174)
Federal National Mortgage Association	7,687	(512)	1,349	(151)	9,036	(663)
Mutual funds shares	183	(3)	−	−	183	(3)
	15,858	(1,180)	7,816	(720)	23,674	(1,900)
Mortgage-Backed Securities:
Government National Mortgage Corporation	−	−	26	(1)	26	(1)
Total	$15,858	$(1,180)	$7,842	$(721)	$23,700	$(1,901)

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

At September 30, 2014, the 52 debt securities with unrealized losses have depreciated 3.69% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2014 were $126.7 million, a decrease of $700 thousand from total assets of $ 127.4 million at March 31, 2014. Total liabilities decreased $500 thousand from $113.6 million at March 31, 2014 to $113.1 million at September 30, 2014. Total stockholders’ equity decreased $100 thousand to $13.6 million at September 30, 2014, primarily due to net loss offset by the increase in other comprehensive income related to increased values in the held to maturity portfolio.

Loans. At September 30, 2014, total loans, net, were $80.7 million, or 63.7% of total assets. Overall loans decreased by $2.8 million primarily due to payoffs in the portfolio and the transfer of defaulted loans into real estate owned. Commercial and multi-family real estate loans decreased by $1.8 million, residential real estate loans decreased by $1.2 million, home equity loans decreased by $463 thousand and commercial loans increased by $487 thousand.

Total nonperforming loans at September 30, 2014 decreased $1.7 million from March 31, 2014.

Securities. The investment securities portfolio was $27.8 million, or 21.9% of total assets, at September 30, 2014. At that date, 4.5% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1.2 million compared to March 31, 2014. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $109.1 million at September 30, 2014, a decrease of $1.6 million compared to March 31, 2014. Deposits decreased as we made a conscious effort to reduce our reliance on high costing time deposits. Core deposits remained constant for the six months while time deposits decreased by $1.6 million.

Results of Operations for the Three and Six Months Ended September 30, 2014 and 2013

Financial Highlights.  The net loss for the three months ended September 30, 2014 was $178 thousand as compared to a net loss of $43 thousand for the same prior year period. The net loss for the six months ended September 30, 2014 was $175 thousand as compared to a net loss of $9 thousand for the same prior year period. The decrease in net income for the three-month period was primarily the result of a higher loan loss provision, decreased net interest income, increased salaries and employee benefits, professional fees and real estate owned expense. The decrease in net income for the six-month period was primarily the result of the same factors listed above for the three month variances.

Net Interest Income.   Net interest income decreased $60 thousand to $1.9 million for the six months ended September 30, 2014 as compared to the prior year period. The Bank saw an increase in the interest rate spread (7 basis points) and an increase in net interest margin (1basis points) for the six month period.  The rates earned on assets declined, resulting in a 3.0% decrease in total net interest income for the six months ending September 30, 2014 compared to the six months ended September 20, 2013. Total interest expense decreased by 22.9% between the same periods.

Average loans in the six months ended September 30, 2014 decreased $4.3 million, or 5.0%, compared with the same period in 2013, driven by payoffs in the residential and commercial mortgage portfolios. Average investment securities in the six months ended September 30, 2014 increased $1.2 million, or 4.5%, compared to the same period in 2013. The increase in the investment portfolio was due to purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 3.89% for the six months ended September 30, 2014, compared with 4.0% for the same period in 2013.

Average interest-bearing deposits in the six months ended September 30, 2014 decreased $5.6 million or 5.2%, compared with the same period in 2013. Declining interest rates decreased the average cost of deposits to 0.54%, compared with 0.71% for the same period in 2013.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $300 thousand for the three months and $375 thousand in the six months ended September 30, 2014 compared to $117 thousand in the three months and $207 thousand in the six months ended September 30, 2013.  We had $350 thousand in net charge-offs in the three months and $595 thousand in net charge-offs in the six months ended September 30, 2014 compared to $120 thousand and $291 thousand in net charge-offs in the same prior year periods. The charge-offs were primarily the result of re-evaluations of the collateral securing classified assets.

Non-Interest Income.  Non-interest income increased $59 thousand in the six-month period ending September 30, 2014 compared to the six-month period ended September 20, 2013 primarily due to no losses on real estate owned for both the three and six months ending September 30, 2014.

Non-Interest Expenses.  Non-interest expenses increased $45 thousand for the three months and $158 thousand in the six months ending September 30, 2014 compared to the six months ended September 30, 2013 primarily due to increased salary and employee benefit and real estate owned expenses offset by decreased federal insurance premiums. The increases in real estate owned expense are related to the increased number of properties in real estate owned and the increases in professional fees are related to the ongoing collection efforts on the classified assets.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $5.2 million. At September 30, 2014, we had $3.0 million in outstanding borrowings and had arrangements to borrow up to $15.2 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At September 30, 2014, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At September 30, 2014, we had $550 thousand in loan commitments outstanding. We also had $5.2 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2014 totaled $23.5 million, or 52.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2014 and March 31, 2014, the Company had $716 thousand in cash and cash equivalents.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See note 6 of the notes to the Consolidated Financial Statements.

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

For the quarter ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

________________________________

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

DELANCO BANCORP, INC.

Dated: November 14, 2014	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: November 14, 2014	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer