Form 10-Q
period 2014-12-31
Delanco Bancorp, Inc.
filed 2015-02-17
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 12, 2015 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions	$630,504	$505,735
Interest-bearing deposits with depository institutions	6,705,274	2,826,904
Total cash and cash equivalents	7,335,778	3,332,639
Investment securities:
Securities available-for-sale (amortized cost of $2,164,205 and $2,185,959 at December 31, 2014 and March 31, 2014, respectively)	2,089,638	1,973,370
Securities held-to-maturity (fair value $25,357,207 and $25,410,461 at December 31, 2014 and March 31, 2014, respectively)	25,674,123	26,975,907
Total investment securities	27,763,761	28,949,277
Loans, net of allowance for loan losses of $1,178,798 at December 31, 2014 , $1,448,298 at March 31, 2014	80,078,612	83,539,442
Accrued interest receivable	413,236	462,284
Real estate owned	2,712,741	1,949,825
Federal Home Loan Bank, at cost	306,300	271,300
Premises and equipment, net	6,533,876	6,668,552
Deferred income tax, net	1,959,050	1,722,601
Bank-owned life insurance	164,666	165,197
Other assets	248,817	335,245
Total assets	$127,516,837	$127,396,362

LIABILITIES
Deposits
Non-interest bearing	$8,943,888	$7,852,030
Interest bearing	100,077,608	102,772,669
Total deposits	109,021,496	110,624,699
Advances from Federal Home Loan bank	4,000,000	2,000,000
Accrued interest payable	684	6,556
Advance payments by borrowers for taxes and insurance	312,756	328,815
Other liabilities	650,384	684,289
Total liabilities	$113,985,320	$113,644,359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized at December 31, 2014 and March 31, 2014, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized at December 31, 2014 and March 31, 2014, 945,425 shares issued and outstanding at December 31, 2014 and March 31, 2014,	$9,454	$9,454
Additional paid-in capital	9,959,179	9,956,750
Retained earnings, substantially restricted	4,218,099	4,569,378
Unearned common stock held by employee stock ownership plan	(546,617)	(592,168)
Accumulated other comprehensive (loss)	(108,598)	(191,411)
Total stockholder’s equity	13,531,517	13,752,003
Total liabilities and stockholders’ equity	$127,516,837	$127,396,362

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
INTEREST INCOME
Loans	$888,334	$935,616	$2,754,276	$2,976,420
Investment securities	182,853	192,811	543,983	529,517
Total interest income	1,071,187	1,128,427	3,298,259	3,505,937

INTEREST EXPENSE
Interest-bearing checking accounts	10,378	10,609	30,424	31,093
Passbook and money market accounts	26,452	28,203	78,713	94,134
Certificates of deposits	106,778	134,987	330,133	443,989
Federal Home Loan Bank Advances	7,164	97	16,486	97
Total interest expense	150,772	173,896	455,756	569,313

Net interest income	920,415	954,531	2,842,503	2,936,624
Provision for loan losses	−	406,557	375,000	613,057
Net interest income after provision for loan losses	920,415	547,974	2,467,503	2,323,567

NON-INTEREST INCOME
Increase in cash surrender value of bank-owned life insurance	−	−	−	5,809
Loss on sale of real estate owned	(11,078)	−	(11,078)	(85,681)
Service charges	33,235	32,815	108,151	105,697
Rental income	26,349	33,820	78,118	108,369
Other	3,531	1,715	12,364	11,039
Total non-interest income	52,037	68,350	187,555	145,233

NON-INTEREST EXPENSE
Salaries and employee benefits	388,128	405,789	1,230,022	1,175,683
Advertising	7,239	6,760	17,749	18,472
Office supplies, telephone and postage	22,512	19,499	81,737	54,026
Loan expenses	14,775	56,212	117,586	159,836
Occupancy expense	143,768	162,789	447,284	473,385
Federal insurance premiums	42,384	53,175	128,170	159,971
Real estate owned loss reserve	314,845	71,500	393,147	149,000
Data processing expenses	57,084	57,068	167,816	170,407
ATM expenses	9,048	8,765	26,330	23,876
Bank charges and fees	17,251	17,137	52,113	50,751
Insurance and surety bond premiums	26,289	20,471	73,400	62,698
Dues and subscriptions	6,516	7,010	20,211	18,074
Professional fees	100,423	57,290	259,429	185,259
Real Estate Owned expense	65,627	23,744	174,879	92,271
Other	39,253	33,552	97,421	81,141
Total non-interest expense	1,255,142	1,000,761	3,287,294	2,874,850

LOSS BEFORE INCOME TAX BENEFIT	(282,690)	(384,437)	(632,236)	(406,050)

Income tax benefit	(106,699)	(154,327)	(280,957)	(166,712)

NET LOSS	(175,991)	(230,110)	(351,279)	(239,338)
LOSS PER COMMON SHARE	$(0.19)	$(0.26)	$(0.39)	$(0.27)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Nine Months Ended

	December 31, 2014	December 31, 2013

Net loss	$(351,279)	$(239,338)

Other comprehensive loss net of tax:

Postretirement benefit plan adjustment, net of deferred tax expense (benefit) of $(3,240) for nine months ended	−	(4,860)

Unrealized gain (loss) on investment securities available for sale, net of deferred tax (benefit) of $29,827 and $(117,188) for the nine months ended	82,813	(169,773)
Other comprehensive income (loss)	82,813	(174,633)
Total Comprehensive (loss)	$(268,466)	$(413,971)

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Common Stock Held	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	by ESOP	Income (Loss)	Equity

Balance at March 31, 2014	945,425	$9,454	$9,956,750	$4,569,378	$(592,168)	$(191,411)	13,752,003
Net loss				(351,279)			(351,279)
Other comprehensive income, net of tax:						82,813	82,813

Employee stock option expense			23,631				23,631
Shares of common stock transferred to ESOP for services			(21,202)		45,551		24,349
Balance at December 31, 2014	945,425	$9,454	$9,959,179	$4,218,099	$(546,617)	$(108,598)	$13,531,517

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flow from operating activities
Net Loss	$(351,279)	(239,338)
Adjustments to reconcile net loss to net cash provided by operating activities:

ESOP amortization	24,349	33,075
Deferred income taxes	(291,658)	(192,477)
Depreciation	193,635	188,459
Discount accretion net of premium amortization	(2,374)	28,105
Provision for loan losses	375,000	613,057
Income from bank owned life insurance	−	(5,809)
Loss on sale of real estate owned	11,078	85,681
Compensation expense for stock options	23,631	7,231
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	49,048	(9,472)
Other assets	86,959	354,111
Increase (decrease) in:
Accrued interest payable	(5,872)	(7,781)
Other liabilities	(33,905)	45,426
Net cash provided by operating activities	78,612	900,268

Cash flows from investing activities
Proceeds of securities available for sale	21,754	22,778
Purchases of securities held-to-maturity	(1,500,000)	(11,621,500)
Proceeds from maturities and principal repayments of securities held-to-maturity	2,804,158	3,553,193
Purchase of investment required by law – stock in Federal Home Loan Bank	(35,000)	(23,800)
Proceeds from sale of real estate owned	864,532	545,634
Net decrease in loans	1,447,304	2,951,711
Purchases of premises and equipment	(58,959)	(14,742)
Net cash provided by(used in) investing activities	3,543,789	(4,586,726)

Cash flows from financing activities
Decrease in deposits	(1,603,203)	(3,483,970)
Decrease in advance payments by borrowers for taxes and insurance	(16,059)	(231,862)
Net proceeds from issuance of common stock	−	3,376,374
Purchase of common stock in connection with ESOP	−	(189,152)
Increase in Federal Home Loan Bank advance	2,000,000	1,000,000
Net cash provided by financing activities	380,738	471,390

	Nine months Ended December 31,
	2014	2013

Net decrease in cash and cash equivalents	$4,003,139	$(3,215,068)

Cash and cash equivalents, beginning of the period	3,332,639	6,722,766

Cash and cash equivalents, end of period	7,335,778	3,507,698

Supplemental Disclosures:

Cash paid during the period for interest	445,143	576,997

Cash paid during the period for income taxes	2,000	2,000

Loans transferred to foreclosed real estate during the period	1,827,367	856,353

Net change in unrealized gain (loss) on securities available-for-sale net of tax	82,813	(169,773)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

December 31, 2014

(1)           Basis of Presentation

On October 16, 2013, Delanco Bancorp, Inc., a New Jersey corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”). The Conversion involved the sale by the Company of 525,423 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 420,002 shares of common stock of the Company for shares of common stock of the former Delanco Bancorp, Inc. (“old Delanco Bancorp”) held by persons other than Delanco MHC (the “MHC”), and the elimination of old Delanco Bancorp and the MHC. Net proceeds received from the reorganization and stock offering totaled $3,280,000, net of costs of $923,000. Net income per share and the weighted average shares outstanding for the three and nine months ended December 31, 2014 have been restated to reflect the Conversion.

Financial information presented in this Quarterly Report on Form 10-Q is derived in part from the consolidated financial statements of the Company and subsidiaries on and after October 16, 2013 and from the consolidated financial statements of old Delanco Bancorp and subsidiaries prior to October 16, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2014.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 120 basis points.

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

As a result of the Conversion, all share information for periods prior to December 31, 2013, has been revised to reflect the .5711 exchange ratio.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator	$(175,991)	$(230,110)	$(351,279)	$(239,338)
Denominators:
Basic shares outstanding	903,201	899,681	903,201	899,681
Effect of dilutive securities
Dilutive shares outstanding	903,201	899,681	903,201	899,681
Earnings per share:
Basic	$(0.19)	$(0.26)	$(0.39)	$(0.27)
Dilutive	$(0.19)	$(0.26)	$(0.39)	$(0.27)

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at December 31, 2014 were 8.82%, 15.73% and 16.99%, respectively.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

●	Level 1	Level 1 input are unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2014
Available-for-sale securities	$165	$1,925	$	−

March 31, 2014
Available-for-sale securities	$183	$1,790	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 and March 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans	$	−	$	−	$4,977
Real estate owned		−		−	2,713
Total	$	−	$	−	$7,690

March 31, 2014
Impaired loans	$	−	$	−	$6,021
Real estate owned		−		−	1,950
Total	$	−	$	−	$7,971

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2014 and March 31, 2014 was as follows:

	December 31, 2014
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalent	$7,336	$7,336	$	−	$	−
Investment securities	27,838	165		27,282		−
Loans – net	80,079	−		−		80,856
FHLB stock	306	306		−		−
Accrued interest receivable	413	413		−		−
Bank–owned life insurance	165	165		−		−
Real estate owned	2,713	−		−		2,713
Total financial assets	$118,850	$8,385		$27,282		$83,569

Financial Liabilities:
Deposits	$109,021	$8,944		99,723		−
Advance payments by borrowers for taxes and insurance	313	313		−		−
Advances Federal Home Loan Bank	4,000	4,000		−		−
Accrued interest payable	1	1		−		−
Total financial liabilities	$113,335	$13,258		$99,723	$	−

	March 31, 2014
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$3,333	$3,333	$	−	$	−
Investment securities	29,162	−		27,384		−
Loans – net	83,539	−		−		83,059
FHLB stock	271	271		−		−
Accrued interest receivable	462	462		−		−
Bank–owned life insurance	165	165		−		−
Real estate owned	1,950	−		−		1,950
Total financial assets	$118,882	$4,231		$27,384		$85,009

Financial Liabilities:
Deposits	$110,625	$7,852		$103,249	$	−
Advances from Federal Home Loan Bank	2,000	2,000		−		−
Advance payments by borrowers for taxes and insurance	684	684		−		−
Accrued interest payable	7	7		−		−
Total financial liabilities	$113,316	$10,543		$103,249	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	December 31, 2014			March 31, 2014
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$7,497	$	−	$5,710	$	−

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

Loans at December 31, 2014 and March 31, 2014 are summarized as follows (dollars in thousands):

	December 31,	March 31,
	2014	2014

Residential (one-to four-family) real estate	$62,076	$63,524
Multi-family and commercial real estate	8,065	10,414
Commercial	1,895	1,307
Home equity	7,789	8,144
Consumer	645	686
Construction	873	1,009
Total loans	81,343	85,084
Net deferred loan origination fees	(85)	(97)
Allowance for loan losses	(1,179)	(1,448)
Loans, net	$80,079	$83,539

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2014, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At December 31, 2014, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at December 31, 2014 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	59,711	−	−	2,365	62,076
Multi-family and commercial real estate	5,155	771	424	1,715	8,065
Commercial	1,772	24	99	−	1,895
Home equity	7,778	−	−	11	7,789
Consumer	574	−	−	71	645
Construction	817	−	−	56	873
	75,807	795	523	4,218	81,343

The following table represents past-due loans as of December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	347	1,230	1,797	3,374	58,702	62,076
Multi-family and commercial real estate	369	−	947	1,316	6,749	8,065
Commercial	−	−	−	−	1,895	1,895
Home Equity	404	−	11	415	7,374	7,789
Consumer	−	−	71	71	574	645
Construction	−	−	56	56	817	873
Total Loans	1,120	1,230	2,882	5,232	76,111	81,343
Percentage of Total Loans	1.4%	1.5%	3.5%	6.4%	93.6%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At December 31, 2014, the Bank had 19 loan relationships totaling $2.9 million in non-accrual loans as compared to 23 relationships totaling $4.1 million at March 31, 2014. The average balance of impaired loans totaled $4.8 million for the nine months ended December 31, 2014 as compared to $6.0 million for the year ended March 31, 2014, and interest income recorded on impaired loans for the nine months ended December 31, 2014 totaled $158 thousand as compared to $235 thousand for the year ended March 31, 2014.

The following table represents data on impaired loans at December 31, 2014 and March 31, 2014 (dollars in thousands):

	December 31, 2014		March 31, 2014
Impaired loans for which a valuation allowance has been provided	$	−	$846
Impaired loans for which no valuation allowance has been provided		4,977	5,175
Total loans determined to be impaired		$4,977	$6,021
Allowance for loans losses related to impaired loans	$	−	$288
Average recorded investment in impaired loans		$4,843	$5,964
Cash basis interest income recognized on impaired Loans		$158	$235

The following table presents impaired loans by portfolio class at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,886	$2,837	$	−	$2,846	$46
Multi-family and commercial real estate	2,014	1,967		−	1,722	103
Commercial	35	35		−	41	1
Home equity	11	11		−	159	5
Consumer	71	71		−	16	1
Construction	56	56		−	59	2

Subtotal	$5,073	$4,977	$	−	$4,843	$158

The following table presents impaired loans by portfolio class at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,387	$2,345	$	−	$2,185	$130
Multi-family and commercial real estate	2,443	2,443		−	2,556	88
Commercial	108	108		−	183	−
Home equity	219	219		−	155	8
Consumer	−	−		−	4	−
Construction	60	60		−	51	3

Subtotal	$5,217	$5,175	$	−	$5,134	$229

The following table presents impaired loans by portfolio class with a valuation allowance at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While on Impaired Status
Impaired loans with a valuation allowance:
Residential real estate	$153	$153	$28	$153	$6
Multi-family and commercial real estate	693	693	260	677	−
Commercial	−	−	−	−	−
Home equity	−	−	−	−	−
Consumer	−	−	−	−	−
Construction	−	−	−	−	−
Subtotal	$846	$846	$288	$830	$6

Total Impaired Loans by Portfolio Class at March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While on Impaired Status
Total impaired loans:
Residential real estate	$2,540	$2,498	$28	$2,338	$136
Multi-family and commercial real estate	3,136	3,136	260	3,233	88
Commercial	108	108	−	183	−
Home equity	219	219	−	155	8
Consumer	−	−	−	4	−
Construction	60	60	−	51	3
Total	$6,063	$6,021	$288	$5,964	$235

The following table represents nonaccrual loans as of December 31, 2014 and March 31, 2014 (dollars in thousands):

	December 31, 2014		March 31, 2014
Non-accrual loans:
Residential real estate		$1,184		$1,277
Multi-family and commercial real estate		564		981
Commercial		−		108
Consumer		71		−
Home Equity		11		219
Construction		−		−
Total non-accrual loans		1,830		2,585

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		100
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		100

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$613		$672
Multi-family and commercial real estate		439		847
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		1,052		1,519
Performing under modified terms:
Residential real estate		567		548
Multi-family and commercial real estate		768		1,309
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		60
Total troubled debt restructurings performing under modified terms:		1,335		1,917
Total troubled debt restructurings		2,387		3,436
Total non-performing loans		4,217		6,121
Real estate owned		2,713		1,950
Total non-performing assets		6,930		8,071

Non-performing loans as a percentage of loans		5.18%		7.19%
Non-performing assets as a percentage of loans and real estate owned		8.24%		9.27%
Non-performing assets as percentage of total assets		5.43%		6.34%

During the nine months ended December 31, 2014, the Bank experienced a $1.2 million net decrease in non-accrual loans. This change reflects the downgrading of twelve loan relationships to non-accrual status totaling $2.3 million during the nine months ended December 31, 2014. The downgraded loans consisted of seven residential mortgage totaling $1.5 million, five commercial loan relationships consisting of five loans totaling $709 thousand, one home equity loan totaling $11 thousand and one consumer loan totaling $71 thousand. These additions to the non-accruals were offset by five residential mortgages for $935 thousand, two home equity loans totaling $219 thousand and one commercial loan for $128 thousand that returned to accruing status; one commercial loan for $56 thousand that was paid in full; one commercial loan totaling $108 thousand that was paid through a short sale; one commercial loan totaling $19 thousand that was charged off; four residential mortgages totaling $735 thousand and three commercial relationships consisting of three commercial real estate loans totaling $1.3 million that were transferred to real estate owned after a partial charge off of $230 thousand due to valuation updates.

The following table presents troubled debt restructurings that occurred during the periods ended December 31, 2014 and March 31, 2014 and loans modified as troubled debt restructurings within the previous 9 and 12 month periods and for which there was a payment default during the period.

	December 31, 2014			March 31, 2014
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	1	$96	$110	1	$120	$123

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	-	$-

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended December 31, 2014 and March 31, 2014:

	December 31,	March 31,
	2014	2014
Balance, beginning of period	$1,950	$2,470
Additions from loan foreclosures	1,827	856
Additions from capitalized costs	−	3
Dispositions of REO	(853)	(690)
Gain (loss) on sale of REO	(11)	(86)
Valuation adjustments in the period	(200)	(603)
Balance, end of period	$2,713	$1,950

The following table presents the changes in fair value adjustments to REO for the periods ended December 31, 2014 and March 31, 2014:

	December 31,	March 31,
	2014	2014
Balance, beginning of period	$676	$73
Valuation adjustments added in the period	393	675
Valuation adjustments on disposed properties during the period	(193)	(72)
Balance, end of period	$876	$676

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2014	March 31, 2014

Balance at beginning of period	$1,448	$1,033
Provision:
Commercial	73	141
Commercial real estate	168	628
Residential real estate	136	266
Home Equity	12	21
Consumer	(13)	(103)
Construction	(1)	4

Total Provision	$375	$957

Charge-Offs:
Commercial	$19	$127
Commercial Real Estate	594	378
Residential real estate	113	100
Home Equity	−	4
Consumer	4	16
Recoveries	(86)	(83)
Total Net Charge-Offs	644	542
Balance at end of period	$1,179	$1,448
Period-end loans outstanding	$81,343	$85,084
Average loans outstanding	$81,219	$87,327

Allowance as a percentage of period-end loans	1.45%	1.70%
Net charge-offs as a percentage of average loans	0.79%	0.62%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2014 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction	Total
Balance, beginning of year	$58	$635	$656	$65		$30	$4	$1,448
Loan charge-offs	(19)	(594)	(113)	−		(4)	−	(730)
Recoveries	1	62	7	−		16	−	86
Provision for loan losses	73	168	136	12		(13)	(1)	375

Balance, end of period	$113	$271	$686	$77		$29	$3	$1,179

Ending balance for loans individually evaluated for impairment	$35	$1,967	$2,837	$11	$	−	$56	$4,906
Ending balance for loans collectively evaluated for impairment	1,860	6,098	59,239	7,778		645	817	$76,437

Loans receivable:
Ending balance	$1,895	$8,065	$62,076	$7,789		$645	$873	$81,343
Ending balance: loans individually evaluated for impairment	$35	$1,967	$2,837	$11	$	−	$56	$4,906
Ending balance: loans collectively evaluated for impairment	1,860	6,098	59,239	7,778		645	817	$76,437

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

For the nine months ending December 31, 2014, the Bank experienced two full charge-offs relating to two loan relationships totaling $23 thousand and fourteen partial charge-offs related to thirteen relationships totaling $708 thousand as compared to three charge-offs relating to three loan relationships totaling $111 thousand and eleven partial charge-offs relating to eleven loan relationships totaling $514 thousand for the year ended March 31, 2014.

At December 31, 2014, the Bank maintained an allowance for loan loss ratio of 1.45% to loans outstanding. Non-performing assets have decreased by $1.1 million over their stated levels at March 31, 2014, representing a non-performing asset to total asset ratio of 5.43% at December 31, 2014 as compared to a non-performing asset to total asset ratio of 6.34% at March 31, 2014.

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

(10)         Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of December 31, 2014 and March 31, 2014 are as follows:

	Held-to-Maturity December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$5,944	$1	$(138)	$5,807
Federal Home Loan Bank Bonds	7,069	10	(151)	6,928
Federal Home Loan Mortgage
Corporation Bonds	1,997	−	(47)	1,950
Federal National Mortgage Association	8,999	11	(96)	8,914
Municipal Bond	470	4	−	474
	24,479	26	(432)	24,073
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	484	33	−	517
Federal National Mortgage Association	509	49	−	558
Government National Mortgage Corporation	202	7	−	209
	1,195	89	−	1,284
Total	$25,674	$115	$(432)	$25,357

	Held-to-Maturity March 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$6,568	$	−	$(524)	$6,044
Federal Farm Credit Bonds	5,944		−	(387)	5,557
Federal Home Loan Mortgage Corporation Bonds	1,997		−	(167)	1,830
Federal National Mortgage Association Bond	10,498		17	(597)	9,918
Municipal Bond	547		1	−	548
	25,554		18	(1,675)	23,897
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	610		43	(7)	646
Federal National Mortgage Association	583		54	(4)	633
Government National Mortgage Corporation	229		7	(2)	234
	1,422		104	(13)	1,513
Total	$26,976		$122	$(1,688)	$25,410

	Available for Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	−	$(50)	$1,450
Federal National Mortgage Association Bond	500		−	(25)	475
Mutual Fund Shares	164		1	−	165
	$2,164		$1	$(75)	$2,090

	Available for Sale
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	−	$(148)	$1,352
Federal National Mortgage Association Bond	500		−	(62)	438
Mutual Fund Shares	186		−	(3)	183
	$2,186	$	−	(213)	$1,973

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2014 and March 31, 2014:

	December 31, 2014
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$470	$474	$	−	$	−
After one year through five years	1,501	1,504		−		−
After five years through ten years	8,419	8,251		−		−
After ten years	15,284	15,128		2,000		1,925
Equity securities	−	−		164		165
	$25,674	$25,357		$2,164		$2,090

	March 31, 2014
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$547	$548	$	−	$	−
After one year through five years	1,502	1,500		−		−
After five years through ten years	8,418	7,928		−		−
After ten years	16,509	15,434		2,000		1,790
Equity securities	−	−		186		183
	$26,976	$25,410		$2,186		$1,973

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2014
	Less Than 12 Months				12 Months or Greater			Total
	Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$	−	$	−	$	−	$(201)	$8,091	$(201)
Federal Farm Credit Bonds		−		−		−	(138)	5,444	(138)
Federal Home Loan Mortgage Corporation Bonds		−		−		−	(47)	1,997	(47)
Federal National Mortgage Association		−		−		−	(121)	7,999	(121)
Total	$	−	$	−	$	−	$(507)	$23,531	$(507)

	March 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$3,606	$(371)	$3,790	$(301)	$7,396	$(672)
Federal Farm Credit Bonds	3,282	(217)	1,775	(171)	5,057	(388)
Federal Home Loan Mortgage Corporation Bonds	1,100	(77)	902	(97)	2,002	(174)
Federal National Mortgage Association	7,687	(512)	1,349	(151)	9,036	(663)
Mutual funds shares	183	(3)	−	−	183	(3)
	15,858	(1,180)	7,816	(720)	23,674	(1,900)
Mortgage-Backed Securities:
Government National Mortgage Corporation	−	−	26	(1)	26	(1)
Total	$15,858	$(1,180)	$7,842	$(721)	$23,700	$(1,901)

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

At December 31, 2014, the 47 debt securities with unrealized losses have depreciated .02% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2014 were $127.5 million, an increase of $100 thousand from total assets of $127.4 million at March 31, 2014. Total liabilities increased $400 thousand from $113.6 million at March 31, 2014 to $114 million at December 31, 2014. Total stockholders’ equity decreased $200 thousand to $13.5 million at December 31, 2014, primarily due to net loss offset by the increase in other comprehensive income related to increased values in the held to maturity portfolio.

Loans. At December 31, 2014, total loans, net, were $80.1 million, or 62.8% of total assets. Overall loans decreased by $3.4 million, primarily due to payoffs and amortization of existing loans exceeding the origination of new loans as well as the conversion of $1.8 million of non-performing loans into real estate owned during the period. Commercial and multi-family real estate loans decreased by $2.3 million, residential real estate loans decreased by $1.4 million, residential construction loans decreased by $137 thousand, home equity loans decreased by $355 thousand and commercial loans increased by $588 thousand.

Total nonperforming loans at December 31, 2014 decreased $1.9 million from March 31, 2014 primarily due to the conversion of $1.8 million of non-performing loans into real estate owned during the period.

 Securities. The investment securities portfolio was $27.8 million, or 21.8% of total assets, at December 31, 2014. At that date, 4.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1.2 million compared to March 31, 2014. The increase was primarily due to debt securities being called.

Deposits. Total deposits were $109.0 million at December 31, 2014, a decrease of $1.6 million compared to March 31, 2014. Deposits decreased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the nine months by $1.1 million while time deposits decreased by $2.7 million. Borrowing rates also made it more attractive to borrow money than compete for the higher cost time deposits.

Results of Operations for the Three and Nine Months Ended December 31, 2014 and 2013

Financial Highlights.  Net loss for the three and nine months ended December 31, 2014 was $176 thousand and $351 thousand, respectively as compared to a net loss of $230 thousand and $239 thousand for the same prior year periods. The decrease in net loss for the three months was primarily the result of no additional provisions to loan loss reserves which was partly offset by the increase in the real estate owned loss reserve and professional fees. The increase in the nine month periods was primarily the result of real estate owned expenses and salaries and benefit expense.

Net Interest Income.   Net interest income decreased $35 thousand to $920 thousand for the three months and $100 thousand to $2.8 million for the nine months ended December 31, 2014. The Bank saw a decrease in the interest rate spread (10 basis point) and an increase in net interest margin (1 basis points) for the nine month period.  The rates earned on assets declined, resulting in a 5.1% decrease in total interest income for the three months ending December 31, 2014 compared to the three months ended December 31, 2013. Total interest expense decreased by13.3% between the same periods.

Average loans in the nine months ended December 31, 2014 decreased $4.3 million, or 5.0%, compared with the same period in 2013, driven by payoffs and amortization of the portfolio as well as the conversion of non-performing loans into real estate owned. Average investment securities in the nine months ended December 31, 2014 increased $100 thousand, or 0.4%, compared to the same period in 2013. The increase in the investment portfolio was due to purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 3.71% for the nine months ended December 31, 2014, compared with 4.08% for the same period in 2013.

Average interest-bearing deposits in the nine months ended December 31, 2014 decreased $1.8 million or 1.8%, compared with the same period in 2013. Declining interest rates decreased the average cost of deposits to 0.53%, compared with 0.67% for the same period in 2013

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $0 in the three months and $375 thousand in the nine months ended December 31, 2014 compared to $407 thousand in the three months and $613 thousand in the nine months ended December 31, 2013.  We had $96 thousand in charge-offs in the three months and $730 thousand in the nine months ended December 31, 2014, compared to $202 thousand and $494 thousand in charge-offs in the same prior year periods. We had recoveries to the allowance of $46 thousand in the three months and $86 thousand in the nine months ended December 31, 2014 as compared to $4 thousand and $96 thousand in recoveries in the same prior year period.

Non-Interest Income.  Non-interest income decreased $16 thousand in the three month period ending December 31, 2014 compared to the three month period ended December 31, 2013, primarily due to a loss on the sale of real estate owned of $11 thousand in the quarter and a decrease in rental income on real estate owned in the period versus the previous year. Non-interest income increased $43 thousand in the nine months ended December 31, 2014 compared to the same period in the prior year, primarily due to smaller losses on sale of real estate, $11 thousand in 2014 as compared to $86 thousand in 2013 partially offset by the decrease in rental income on real estate owned of $30 thousand from 2013 to 2014.

Non-Interest Expenses.  Non-interest expenses increased $254 thousand in the three months ending December 31, 2014 compared to the three months ended December 31, 2013 primarily due to an increase in the real estate owned loss reserve provision of $243 thousand over the prior period. Non-interest expense increased in the nine months ended December 31, 2014 by $412 thousand over the same period in the prior year primarily due to the increases in the real estate owned loss reserve provision of $244 thousand, real estate owned expense of $83 thousand and professional fees of $74 thousand, partially offset by decreases in loan expenses of $42 thousand and federal deposit insurance of $32 thousand.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $7.3 million. At December 31, 2014, we had $4.0 million outstanding borrowings and had arrangements to borrow up to $15.4 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At December 31, 2014, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At December 31, 2014, we had $1.5 million in outstanding loan commitments. In addition we had $5.9 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2014 totaled $23.8 million, or 54.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2014, the Company had $736 thousand in cash and cash equivalents compared to $714 thousand as of December 31, 2013.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: February 17, 2015	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 17, 2015	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer