Form 10-K
period 2015-03-31
Delanco Bancorp, Inc.
filed 2015-06-29
CIK 1577603

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ____   No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2014 was approximately $7.3 million.

The number of shares outstanding of the registrant’s common stock as of June 11, 2015 was 945,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

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

The population of Burlington County has remained steady in recent years, while unemployment has remained high, creating challenges for the growth of our business. The 2014 estimated population of Burlington County was approximately 450,000. Burlington County’s population is projected to remain steady through 2017. The Philadelphia-Camden-Wilmington, PA-NJ-DE-MD metropolitan statistical area, of which Burlington County is a part, is the sixth largest in the United States as of July 2012 with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States.

Burlington County’s per capita income was $36,835 in 2013, which is less than the per capita income of $52,503 for the Philadelphia metropolitan area and greater than the per capita income of $28,184 for the United States. (Source: SNL Financial, Inc.) In recent years, Burlington County has experienced higher unemployment rates compared to the Philadelphia metropolitan area and the United States. As of March 2013, Burlington County had an unemployment rate of 6.2%, compared to 5.6% for the Philadelphia metropolitan area and 5.6% for the United States. (Source: U.S. Bureau of Labor Statistics)

According to the National Association of REALTORS, the median sales price for existing single-family homes in the Philadelphia metropolitan area decreased from $234,900 in 2007 to $204,900 in March 2015. In comparison, the median sales price for existing single-family homes in the United States decreased from $217,900 in 2007 to $210,700 in March 2015.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large banks operate in our market area, including Bank of America, Wells Fargo & Company (formerly known as Wachovia), TD Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the FDIC, we held 1.20% of the deposits in Burlington County, New Jersey.

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

During 2006 and 2007, we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey. As a result of the economic downturn we experienced a significant increase in non-performing assets, particularly in our commercial real estate portfolio. Following a change in our senior management in 2009, we restricted our out-of-market commercial lending. We were restricted from making new commercial loans under the Cease and Desist Order issued by the Office of Thrift Supervision on March 17, 2010 and, as a result, we have made few commercial and multi-family real estate loans in recent years. Our written agreement with the OCC dated November 21, 2012 eliminated this lending restriction. For more information on the written agreement, see “—Regulation and Supervision—Regulatory Agreement.”

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

From time to time, we have purchased participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $131 thousand at March 31, 2015. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2015, our regulatory limit on loans to one borrower was $1.8 million. At that date, our largest lending relationship was $1.4 million and was secured by residential real estate. These loans were performing in accordance with their terms at March 31, 2015.

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

At March 31, 2015, our investment portfolio totaled $25.7 million, or 20.0% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York, Atlantic Community Bankers Bank and the Federal Reserve Bank of Philadelphia to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Atlantic Central Bankers Bank provides correspondent banking services, both credit and noncredit, to financial institutions in the Mid-Atlantic region. As a member, we are required to own capital stock in Atlantic Central Bankers Bank and are authorized to apply for advances under an unsecured line of credit. The Federal Reserve Bank of Philadelphia functions as a central reserve bank providing credit for member financial institutions. We are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. At March 31, 2015, we had arrangements to borrow up to $12.8 million from the Federal Home Loan Bank of New York and $1 million from the Atlantic Central Bankers Bank.

Personnel

As of March 31, 2015, we had 22 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Delanco Federal are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for institutions with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2015, Delanco Federal maintained 92.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Delanco Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2015 of $306 thousand.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Delanco Federal complies with the foregoing requirements.

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

The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2015, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.66%, 15.61% and 16.87%, respectively.

ITEM 1A.    RISK FACTORS

We have experienced net losses in each of the last two fiscal years and we may not return to profitability in the near future.

We have experienced net losses of $633 thousand and $763 thousand for the years ended March 31, 2015 and 2014, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for and losses on the sale of real estate owned and other problem loan expenses. For the year ended March 31, 2015, we incurred provision expenses of $390 thousand, net real estate owned expenses and losses of $877 thousand, and other problem loan expenses of $160 thousand. For the year ended March 31, 2014, we incurred provision expenses of $957 thousand, real estate owned expenses and losses of $758 thousand, and other problem loan expenses of $210 thousand. At March 31, 2015, non-performing assets and troubled debt restructurings totaled $6.3 million, or 4.90% of total assets. As we work through our problem assets, we may incur additional expenses and losses on real estate owned and other problem loan expenses, while continued high levels of problem assets may result in additional provisions for loan losses, all of which would impede our return to profitability. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.26% for the year ended March 31, 2015, as compared to 3.33% for the year ended March 31, 2014. Our average yield on earning assets declined to 3.78% for the year ended March 31, 2015, from 3.95% for the year ended March 31, 2014 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments. Continued low market interest rates could cause further declines in our net interest margin, as our ability to reduce our cost of funds to offset further reductions in asset yields is limited.

We are a party to a formal written agreement with the OCC and our failure to comply with that agreement may result in further regulatory enforcement actions, including restrictions on our operations.

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010. The written agreement requires Delanco Federal to take certain actions and implement certain policies and procedures aimed at improving Delanco Federal’s capital, earnings and asset quality. The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2015, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 8.66%, 15.61% and 16.87 respectively.

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $1.8 million at March 31, 2008 to $9.0 million at March 31, 2009 and then to $10.3 million at March 31, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $6.3 million at March 31, 2015. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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

Our success depends to a large degree on the general economic conditions in Burlington County, New Jersey and the surrounding areas that comprise our market. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. At March 31, 2015, 60.8% of our loan portfolio consisted of loans secured by real estate in Burlington County. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

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

At March 31, 2015, Delanco Federal’s Tier 1 leverage ratio was 8.66%, which was in compliance with the individual minimum capital requirement imposed by the OCC that requires Delanco Federal to maintain a Tier 1 leverage ratio of at least 8%. Losses on loans, impairments to securities, declines in earnings or a combination of these or other factors could change Delanco Federal’s capital position in a relatively short period of time. If we are unable to remain in compliance with the individual minimum capital requirement imposed by the OCC, we may be required to raise additional capital. The need to raise substantial additional funds may force our management to spend more time in managerial and financing related activities than in operational activities. We may not be able to secure the required funding or it may not be available on favorable terms. Additional offerings of our common stock will dilute the ownership interest and possibly the book value per share of our current shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

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

The economic downturn that began in 2007 has required us to make significant additions to our allowance for loan losses. For the year ended March 31, 2008 through the year ended March 31, 2014, provisions for loan losses totaled $7.4 million. During this same period, we had net charge-offs of $6.4 million. For our most recent fiscal year ended March 31, 2015, provisions for loan losses totaled $390 thousand and net charge-offs totaled $653 thousand. At March 31, 2015, the allowance for loan losses was $1.2 million, which represented 1.5% of total loans and 30.7% of non-performing loans. A large loss could deplete the allowance and require substantial provisions to replenish the allowance, which would negatively affect earnings.

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

At March 31, 2015, $9.9 million, or 12.2%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $11.7 million at March 31, 2014 and $32.2 million at March 31, 2008. Of these loans, $1.7 million were non-performing at March 31, 2015. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses. We were restricted from making new commercial loans under the cease and desist order issued by the Office of Thrift Supervision on March 17, 2010. The written agreement with the OCC dated November 21, 2012 eliminated this lending restriction.

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

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our net interest income to $3.8 million for the year ended March 31, 2015 from $3.9 million for the year ended March 31, 2014 and $4.0 million for the year ended March 31, 2013. Our ability to lower our interest expense to offset declines in asset yields is limited at current interest rate levels. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which would have an adverse effect on our profitability.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of March 31, 2015, our investment portfolio included securities with an amortized cost of $25.8 million and an estimated fair value of $25.7 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Impairment of our deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

As a result of losses in prior years, we maintain a deferred tax asset (that is an asset recognized to reflect an expected benefit to be realized in the future) that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At March 31, 2015, our net deferred tax asset was $2.1 million, which does include a valuation allowance of $749 thousand, and of which $1.9 million was disallowed for regulatory capital purposes. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2014, which is the most recent date for which data is available from the FDIC, we held 1.20% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Delanco Federal, into the OCC, and assigning the regulation of savings and loan holding companies, including Delanco Bancorp, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Delanco Federal that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 through 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

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

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and security breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $6.5 million as of March 31, 2015.

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

The common stock of Delanco Bancorp is quoted on the OTCQB Marketplace under the symbol “DLNO.” The following table sets forth the high and low sales prices of the common stock, as reported by the OTCQB Marketplace, during each quarter of fiscal 2015 and 2014. Prices prior to October 16, 2013 are for old Delanco Bancorp, Inc. and have been adjusted for the 0.5711 exchange ratio applied as part of the mutual-to-stock conversion. As of June 11, 2015 there were approximately 190 holders of record of the Company’s common stock.

For the Year Ended March 31, 2015	High	Low
First Quarter	$8.38	$8.00
Second Quarter	8.28	7.25
Third Quarter	8.00	6.92
Fourth Quarter	8.20	6.85

For the Year Ended March 31, 2014	High	Low
First Quarter	$9.37	$5.69
Second Quarter	10.07	7.88
Third Quarter	9.50	8.32
Fourth Quarter	9.40	7.85

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

Purchases of Equity Securities

The Company did not repurchase any shares of its common stock in the year ended March 31, 2015 and currently has no publicly announced repurchase programs. At the request of the Federal Reserve Board, the Company has adopted resolutions that prohibit it from repurchasing any shares of its stock without the prior approval of the Federal Reserve Board.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Financial Condition Data:
Total assets	$128,573	$127,396	$129,415
Investment securities	25,745	28,949	22,345
Loans receivable, net	80,146	83,539	88,419
Deposits	110,198	110,625	117,034
Borrowings	4,000	2,000	─
Total stockholders’ equity	13,172	13,752	11,395

Operating Data:
Interest income	4,368	4,668	5,101
Interest expense	599	729	1,057
Net interest income	3,769	3,939	4,044
Provision for loan losses	390	957	640
Net interest income after provision for loan losses	3,379	2,982	3,404
Noninterest income	186	191	201
Noninterest expenses	4,523	4,336	4,139
Income before taxes	(958)	(1,163)	(534)
Income tax benefit	(325)	(400)	(210)
Net income (loss) (1)	$(633)	$(763)	$(324)

Per Share Data:
Earnings (loss) per share, basic (1)	$(0.70)	$(0.85)	$(0.36)
Earnings (loss) per share, diluted (1)	(0.70)	(0.85)	(0.36)
Weighted average shares – basic (1)	903,201	899,681	907,974
Weighted average shares – diluted (1)	903,201	899,681	907,974

	Years Ended March 31,
	2015	2014	2013
Performance Ratios:
Return on average assets	(0.49)%	(0.59)%	(0.25)%
Return on average equity	(4.66)	(6.21)	(2.80)
Interest rate spread (2)	3.21	3.28	3.30
Net interest margin (3)	3.26	3.33	3.35
Noninterest expense to average assets	3.53	3.34	3.13
Efficiency ratio (4)	114.36	105.00	97.50
Average interest-earning assets to average interest-bearing liabilities	109.74	108.74	105.56
Average equity to average assets	10.60	9.47	8.77
Equity to assets at period end	10.25	10.79	8.80

Capital Ratios (5):
Tangible capital	8.66	9.23	7.79
Core capital	8.66	9.23	7.79
Total risk-based capital	16.87	17.42	14.67

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.46	1.70	1.15
Allowance for loan losses as a percent of nonperforming loans	30.7	24.1	16.28
Net charge-offs to average outstanding loans during the period	0.78	0.62	0.81
Non-performing loans as a percent of total loans	4.74	7.19	7.08
Non-performing assets to total assets	4.90	6.26	6.81

(1)

On October 16, 2013, Delanco Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization. Concurrent with the completion of the conversion, each share of old Delanco Bancorp’s outstanding common stock held by public stockholders was exchanged for 0.5711 shares of the Company’s common stock. All share related information for periods prior to October 16, 2013 is converted at that ratio.

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

We have experienced net losses of $633 thousand and $763 thousand for the years ended March 31, 2015 and 2014, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for real estate owned and other problem loan expenses. For the year ended March 31, 2015, we had net interest income of $ 3.8 million and incurred provision expenses of $390 thousand, net real estate owned expenses and losses of $877 thousand, and other problem loan expenses of $160 thousand. For the year ended March 31, 2014, we had net interest income of $3.9 million and incurred provision expenses of $957 thousand, real estate owned expenses and losses of $758 thousand, and other problem loan expenses of $210 thousand. At March 31, 2015, non-performing assets and troubled debt restructurings totaled $6.3 million, or 4.90% of total assets.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

Our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.26% for the year ended March 31, 2015, as compared to 3.33% for the year ended March 31, 2014. Our average yield on earning assets declined to 3.78% for the year ended March 31, 2015, from 3.95% for the year ended March 31, 2014 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

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

Balance Sheet Analysis

Overview. Total assets at March 31, 2015 were $128.6 million, an increase of $1.2 million, or 0.94%, from total assets of $127.4 million at March 31, 2014. The change in the asset composition primarily reflected an increase in cash and cash equivalents and decreases in outstanding loans and in investments. Total liabilities at March 31, 2015 were $115.4 million, an increase of $1.8 million, or 1.6%, from total liabilities of $113.6 million at March 31, 2014. The change in liabilities primarily reflected an increase in advances from Federal Home Loan Bank offset by a decrease in higher yielding certificates of deposit as we concentrated on increasing our core deposits and chose not to match competitors’ rates on certificates of deposit. Total stockholders’ equity decreased by $580 thousand, primarily due to loss for the year of $633 thousand.

Loans. At March 31, 2015, total loans, net, were $80.1 million, or 62.3% of total assets. During the year ended March 31, 2015, loans decreased by $3.4 million due primarily to payoffs of residential and commercial real estate loans and the transfer of loan assets to other real estate owned. Commercial and multi-family real estate loans decreased by $2.4 million, commercial loans increased by $606 thousand and residential loans decreased by $735 thousand. Net loans have decreased $23.7 million since March 31, 2011 as we curtailed our lending activities to focus on working out our problem assets and managing our asset size in order to maintain our capital ratios.

Table 1: Loan Portfolio Analysis

	2015		2014		2013
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$62,789	77.1%	$63,524	74.7%	$66,597	74.4%
Commercial and multi-family	7,979	9.8	10,414	12.2	12,403	13.8
Construction	56	0.1	1,009	1.2	83	0.1
Total real estate loans	70,824	87.0	74,947	88.1	79,083	88.3
Commercial loans	1,913	2.4	1,307	1.5	1,166	1.3
Consumer loans:
Home equity	8,006	9.8	8,144	9.6	8,361	9.3
Other	678	0.8	686	0.8	960	1.1
Total consumer loans	8,684	10.6	8,830	10.4	9,321	10.4
Total loans	81,421	100.0%	85,084	100.0%	89,570	100.0%
Net deferred loan fees	(90)		(97)		(118)
Allowance for losses	(1,185)		(1,448)		(1,033)
Loans, net	$80,146		$83,539		$88,419

The following table sets forth certain information at March 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2015 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$2,681	$563	$996	$4,240
More than one to five years	3,791	576	3,021	7,388
More than five years	63,385	774	5,634	69,793
Total	$69,857	$1,913	$9,651	$81,421

Interest rate terms on amounts due after one year:
Fixed-rate loans	$64,344	$1,183	$4,129	$69,656
Adjustable-rate loans	2,832	167	4,526	7,525
Total	$67,176	$1,350	$8,655	$77,181

Securities. The investment securities portfolio was $25.8 million, or 20.0% of total assets, at March 31, 2015. At that date 4.4% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio decreased $3.2 million in the year ended March 31, 2015 due to the called U.S. Government agency securities.

Table 3: Investment Securities

	2015		2014		2013
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government sponsored enterprise securities	$1,000	$972	$2,000	$1,790	$2,000	$1,985
Mutual funds	154	155	186	183	217	222
Total available for sale	1,154	1,127	2,186	1,973	2,217	2,207

Securities held to maturity:
Government sponsored enterprise securities	23,002	22,862	25,007	23,350	18,035	18,044
Municipal securities	470	472	547	548	64	64
Mortgage-backed securities	1,145	1,233	1,422	1,513	2,039	2,178
Total held to maturity	24,617	24,567	26,976	25,411	20,138	20,286
Total	$25,771	$25,694	$29,162	$27,384	$22,355	$22,493

The following table sets forth the stated maturities and weighted average yields of our investment securities at March 31, 2015. Approximately $488 thousand of mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

Table 4: Investment Maturities Schedule
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2015 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
Government sponsored enterprise securities	$ −	− %	$ −	− %	$ −	− %	$1,000	2.76%	$ 1,000	2.76%
Mutual funds	−	−	−	−	−	−	−	−	154	−
Total available for sale	−	−	−	−	−	−	1,000	2.76	1,154	−

Securities held to maturity:
Government sponsored enterprise securities	$ 500	2.0%	$ 1,000	1.38%	$ 8,911	2.29%	$12,591	3.06%	23,002	2.49%
Municipal securities	470	2.25	−	−	−	−	−	−	470	2.25
Mortgage-backed securities	1	7.78	1	8.87	−	−	1,143	2.03	1,145	3.29
Total held to maturity	971	2.12	1,001	1.38	8,911	2.29	13,734	2.78	24,617	2.52
Total	$ 971	2.12%	$ 1,001	1.38%	$ 8,911	2.29%	$ 14,734	2.76%	$25,771	− %

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2015, core deposits were 60.7% of total deposits, up from 58.2% at March 31, 2014. We do not have any brokered deposits. Total deposits decreased by $427 thousand in the year ended March 31, 2015 as core deposits increased by $2.5 million and certificates of deposit decreased by $2.9 million. During the year ended March 31, 2015, we chose not to match the highest time deposit rates in our market in an effort to reduce our funding costs.

Table 5: Deposits

	2015		2014		2013
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$10,733	9.74%	$7,852	7.1%	$6,873	5.9%
Interest-bearing demand deposits	20,816	18.89	19,638	17.8	14,882	12.7
Savings and money market accounts	35,330	32.06	36,896	33.3	40,596	34.7
Certificates of deposit	43,319	39.31	46,239	41.8	54,683	46.7
Total	$110,198	100.0%	$110,625	100.0%	$117,034	100.0%

Table 6: Time Deposit Maturities of $100,000 or more

March 31, 2015 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$2,673
Over three through six months	1,604
Over six through twelve months	4,722
Over twelve months	5,018
Total	$14,017

Table 7: Time deposits by rate

	At March 31,
(Dollars in thousands)	2015	2014	2013
0.00 – 0.99%	$26,143	$27,342	$25,623
1.00 – 1.99%	12,866	12,374	19,220
2.00 – 2.99%	4,310	6,351	8,035
3.00 – 3.99%	−	172	1,560
4.00 – 4.99%	−	−	245
Total	$43,319	$46,239	$54,683

Table 8: Time deposits by rate and maturity

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years		More Than Four Years		Total at March 31, 2015	Percent of Total Certificate Accounts
0.00 – 0.99%	$21,154	$4,560	$429	$	−	$	−	$26,143	60.3%
1.00 – 1.99%	2,457	2.383	3,155		2,252		2,619	12,866	29.7
2.00 – 2.99%	1,917	2,393	−		−		−	4,310	10.0
3.00 – 3.99%	−	−	−		−		−	−
4.00 – 4.99%	−	−	−		−		−	−
Total	$25,528	$9,336	$3,584		$2,252		$2,619	$43,319	100.0%

Borrowings. We have borrowing arrangements with the FHLB and Atlantic Community Banker’s Bank to provide an additional source of liquidity.

Table 9: Borrowings

March 31, (Dollars in thousands)	2015	2014	2013
Maximum amount outstanding at any month end during the period:
Advances	$5,000	2,000	─
Average amount outstanding during the period (1):
Advances	3,667	458	─
Weighted average interest rate during the period (1):
Advances	0.66%	0.43	─	%
Balance outstanding at end of period:
Advances	$4,000	2,000	─
Weighted average interest rate at end of period:
Advances	0.69%	0.43	─	%

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2015 and 2014

Financial Highlights. Net loss for the year ended March 31, 2015 was $633 thousand compared to net loss of $763 thousand for the year ended March 31, 2014. Our profitability has suffered due to expenses for real estate owned and other problem loan expenses. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.26% for the year ended March 31, 2015, as compared to 3.33% for the year ended March 31, 2014. Our average yield on earning assets declined to 3.78% for the year ended March 31, 2015, from 3.95% for the year ended March 31, 2014 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

Table 10: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2015	2014	2015 v. 2014	% Change
Net interest income	$3,769	$3,939	$(170)	(4.3)%
Provision for loan losses	390	957	(567)	(59.2)
Noninterest income	186	191	(5)	(2.6)
Noninterest expenses	4,523	4,337	186	4.3
Net income (loss)	(633)	(763)	130	17.0

Return on average equity	(4.66)%	(6.21)%
Return on average assets	(0.49)	(0.59)

Net Interest Income. Net interest income for the year ended March 31, 2015 was $3.8 million compared to $3.9 million for the year ended March 31, 2014, a decrease of 4.3%. The net interest margin decreased 7 basis points to 3.26% for the year ended March 31, 2015, as average interest-earning assets decreased $2.5 million while average interest-bearing liabilities decreased $3.3 million. Also contributing to the decrease in the net interest margin was a 17 basis point decrease in the average yield on interest-earning assets, which exceeded the 10 basis point decrease in the average cost of interest-bearing liabilities.

For the year ended March 31, 2015, interest income declined 6.4% compared to the prior year. Interest income on loans decreased $302 thousand as the average balance declined $4.1 million and the average yield declined 13 basis points. Partially offsetting lower interest income on loans, interest income on investment securities increased $2 thousand, as higher yields in the investment portfolio exceeded lower average volumes.

For the year ended March 31, 2015, interest expense declined 17.8% compared to the prior year, as the average balance of interest bearing deposits decreased $6.5 million and the average rate paid decreased 10 basis points. The decrease in deposits was driven by a decrease of $2.9 million in certificates of deposit, which was partially offset by increases in demand deposits and savings and money market accounts.

Table 11: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2015	2014	2015 v. 2014		% Change
Components of net interest income
Loans	$3,645	$3,947	$(302)		(7.7)%
Investment securities	723	721	2		0.3
Total interest income	4,368	4,668	(300)		(6.4)
Deposits	576	727	(151)		(20.8)
Borrowings	23	2	21		1050
Total interest expense	599	729	(130		(17.8)
Net interest income	3,769	3,939	(170)		(4.3)
Average yields and rates paid
Interest-earning assets	3.78%	3.95%	(17)	bp
Interest-bearing liabilities	0.57	0.67	(10)
Interest rate spread	3.21	3.28	(7)
Net interest margin	3.26	3.33	(7)
Average balances
Loans	$81,079	$85,152	$(4,073)		(4.8)%
Investment securities	27,725	28,398	(673)		(2.4)
Earning assets	115,628	118,148	(2,520)		(2.1)
Interest-bearing deposits	101.696	108,194	(6,498)		(6.0)
Interest bearing borrowings	3,666	458	3,208		700.4

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $390 thousand in the year ended March 31, 2015 compared to $957 thousand in the year ended March 31, 2014. The provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio. We had $764 thousand in charge-offs in the year ended March 31, 2015, compared to $625 thousand in charge-offs in the year ended March 31, 2014.

The allowance for loan losses was $1.2 million, or 1.46% of total loans outstanding as of March 31, 2015 as compared with $1.4 million, or 1.70% as of March 31, 2014. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $186 thousand for the year ended March 31, 2015 compared to $191 thousand for the prior year.

Table 12: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2015	2014	$ Change	% Change
Service charges	$137	$135	$2	1.5%
Rental income	29	28	1	3.6
Income from bank owned life insurance	4	12	(8)	(66.7)
Other	16	16	−	−
Total	$186	$191	$(5)	(2.6)%

Noninterest Expense. Noninterest expense was $4.5 million for the year ended March 31, 2015 compared to $4.3 million for the prior year. The increase in noninterest expense over the prior year was primarily due to increased real estate owned expenses partially offset by a decrease in real estate owned provisions and loan expenses.

Table 13: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2015	2014	$ Change	% Change

Salaries and employee benefits	$1,629	$1,582	$47	3.0%
Advertising	24	24	−	−
Office supplies, telephone and postage	108	76	32	42.1
Loan expenses	160	210	(50)	(23.8)
Occupancy expense	615	658	(43)	(6.5)
Federal deposit insurance premiums	171	213	(42)	(19.7)
Real estate owned impairment losses	642	675	(33)	(4.9)
Data processing expenses	223	229	(6)	(2.6)
ATM expenses	36	35	1	2.9
Bank charges and fees	70	69	1	1.4
Insurance and surety bond premiums	99	86	13	15.1
Dues and subscriptions	30	24	6	25.0
Professional fees	349	261	88	33.7
Real estate owned expenses, net	153	(3)	156	5200
Net loss on sale of real estate owned	82	86	(4)	(4.7)
Other	132	112	20	17.9
Total	$4,523	$4,337	$186	4.3%

Income Tax Expense (Benefit). The benefit for income taxes was $325 thousand for 2015, compared to a benefit of $400 thousand for 2014.

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

Table 14: Average Balance Tables

Year Ended March 31, (Dollars in thousands)	Average Balance	2015 Interest and Dividends	Yield/ Cost	Average Balance	2014 Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$81,079	$3,645	4.50%	$85,152	$3,947	4.63%
Investment securities	27,725	719	2.59	28,398	709	2.52
Other interest-earning assets	6,824	4	0.06	4,598	12	0.09
Total interest-earning assets	115,628	4,368	3.78	118,148	4,668	3.95

Noninterest-earning assets	12,349			11,698
Total assets	$127,977			$129,846

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$22,132	$40	0.18%	$18,319	$41	0.22%
Savings and money market accounts	35,059	104	0.30	38,889	121	0.31
Certificates of deposit	44,505	432	0.97	50,986	565	1.11
Total interest-bearing deposits	101,696	576	0.57	108,194	727	0.67

FHLB advances	3,666	23	0.63	458	2	0.43
Total interest-bearing liabilities	105,362	599	0.57	108,652	729	0.67

Noninterest-bearing demand deposits	8,578			8121
Other noninterest-bearing liabilities	470			782

Total liabilities	114,410			117,555

Retained earnings	13,567			12,291
Total liabilities and retained earnings	$127,977			$129,846

Net interest income		$3,769			$3,939
Interest rate spread			3.21%			3.28%
Net interest margin			3.26			3.33
Average interest-earning assets to average interest-bearing liabilities	109.74%			108.74%

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

Table 15: Net Interest Income – Changes Due to Rate and Volume

2015 Compared to 2014 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$(197)	$(105)	$(302)
Investment securities	(17)	19	(2)
Other interest-earning assets	2	(2)	0
Total	(212)	(88)	(300)
Interest expense:
Deposits	(44)	(107)	(151)
FHLB advances	14	7	21
Total	(30)	(100)	(130)
Increase (decrease) in net interest income	(182)	12	(170)

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

Table 16: Nonperforming Assets

March 31, (Dollars in thousands)	2015	2014	2013
Nonaccrual loans:
Residential real estate	$880	$1,277	$992
Commercial and multi-family real estate	662	981	1,302
Construction	−	−	−
Commercial	−	107	235
Home equity	11	219	287
Consumer	71	−	−
Total	1,624	2,584	2,816

Accruing loans past due 90 days or more:
Residential real estate	−	−	─
Commercial and multi-family real estate	−	100	─
Construction	−	−	─
Commercial	−	−	─
Consumer	−	−	─
Total	−	100	─

Troubled debt restructurings:
In nonaccrual status	713	1,519	1,551
Performing under modified terms	1,525	1,917	1,978
Total debt restructurings	2,238	3,436	3,529
Total non-performing loans	3,862	6,120	6,345
Real estate owned	2,433	1,950	2,470
Total nonperforming assets	$6,295	$8,070	$8,815

Total nonperforming loans to total loans	4.74%	7.19%	7.08%
Total nonperforming loans to total assets	3.00	4.80	4.90
Total nonperforming assets and troubled debt restructurings to total assets	4.90	6.33	6.81

Table 17: Loan Delinquencies

	March 31,
	2015		2014		2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Residential real estate	$495	$1,325	$1,473	$307	$1,746	$931
Commercial real estate	−	117	494	870	314	231
Commercial	98	−	199	─	─	─
Home equity	34	89	255	241	204	─
Consumer	30	−	79	─	7	─
Total	$657	$1,531	$2,500	$1,418	$2,271	$1,162

At March 31, 2015, we had 17 loan relationships totaling $2.3 million in nonaccrual loans as compared to 23 relationships totaling $4.1 million at March 31, 2014.  During the year ended March 31, 2015, we experienced a $1.8 million net decrease in nonaccrual loans.  This change reflects the transfer to real estate owned of ten loans totaling $2.2 million, the partial charge-off of one of the relationships transferred to real estate owned of $230 thousand and the return of  eight loans totaling $1.3 million to accruing status, the full payoff of one loan for $56 thousand, the charge-off of one loan for $19 thousand and one loan for $108 thousand paid through a short sale. The changes were partially offset by the downgrading of 10 loan relationships to nonaccrual status totaling $1.9 million during the year ended March 31, 2015.  The downgraded loans consisted of five relationships representing residential mortgages and one home equity loan totaling $1.1 million, one consumer loan for $71 thousand and four commercial loans totaling $678 thousand.

At March 31, 2015, our real estate owned consisted of 28 single family homes with a total carrying value of $1.7 million, two mixed-use properties with a total carrying value of $309 thousand, one office building with a carrying value of $118 thousand, one commercial office condominium with a carrying value of 187 thousand and a building lot with a total carrying value of $70 thousand. At that same date, we had 13 loans in the process of foreclosure with respect to property that had an appraised value of $2.4 million.

Interest income that would have been recorded for the year ended March 31, 2015 had non-accruing loans been current according to their original terms amounted to $85 thousand. No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2015.

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

Table 18: Criticized/Classified Assets

March 31, (Dollars in thousands)	2015	2014	2013
Special mention assets	$737	$363	$902
Substandard assets	6,794	8,078	8,249
Doubtful assets	−	260	94
Loss assets	−	−	─
Total criticized/classified assets	$7,531	$8,701	$9,245

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

At March 31, 2015, our allowance for loan losses represented 1.46% of total gross loans. The allowance for loan losses decreased 18.2% from March 31, 2014 to March 31, 2015.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 19: Allocation of Allowance of Loan Losses

	2015		2014		2013
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	$702	77.1%	$656	74.7%	$485	74.4%
Commercial and multi-family real estate	289	9.8	635	12.2	378	13.8
Construction	−	0.1	4	1.2	─	0.1%
Commercial	86	2.4	58	1.5	45	1.3
Home equity	87	9.8	65	9.6	48	9.3
Consumer	21	0.8	30	0.8	77	1.1
Unallocated	−	−	─	─	─	─
Total allowance for loan losses	$1,185	100.0%	$1,448	100.0%	$1,033	100.0%

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

Table 20: Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2015	2014	2013
Allowance at beginning of period	$1,448	$1,033	$1,161

Provision for loan losses	390	957	640
Charge offs:
Residential real estate loans	142	100	26
Commercial and multi-family real estate loans	598	378	606
Construction loans	−	─	80
Commercial loans	19	127	─
Home equity loans	−	4	29
Consumer loans	4	16	67
Total charge-offs	763	625	808

Recoveries	110	83	40
Net charge-offs	653	542	768

Allowance at end of period	$1,185	$1,448	$1,033

Allowance to nonperforming loans	30.7%	23.66%	16.30%
Allowance to total loans outstanding at the end of the period	1.46	1.70	1.15
Net charge-offs (recoveries) to average loans outstanding during the period	0.78	0.62	0.83

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

We use an interest rate sensitivity analysis prepared by a third party vendor to review our level of interest rate risk. Economic Value of Equity (EVE) is a measure of long-term interest rate risk. This analysis measures the difference between the market values of the assets and the liabilities. In this analysis the program calculates the discounted cash flow (market value) of each category on the balance sheet under each of five rate conditions. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease~~s~~ in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios. The following table presents the change in our EVE at March 31, 2015 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 21: EVE Analysis

	Economic Value of Equity (Dollars in thousands)			Economic Value of Equity as % of Market Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	8,774	(3,786)	(30.1)%	7.6%	(22.4)%
200	9,840	(2,720)	(21.7)	8.3	(15.3)
100	11,783	(777)	(6.2)	9.5	(3.1)
0	12,560	−	−	9.8	−
(100)	15,655	3,095	24.6	11.8	20.4

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $10.5 million. At March 31, 2015, we had $4.0 million in outstanding borrowings and had arrangements to borrow up to $12.8 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At March 31, 2015, the majority of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We have designated a portion of our investments as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2015, we had $3.0 million in loan commitments outstanding. In addition, we had $5.9 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2015 totaled $25.5 million, or 58.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, such as other deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Delanco Bancorp is a separate entity apart from Delanco Federal and must provide for its own liquidity. As of March 31, 2015, Delanco Bancorp had $461 thousand in cash and cash equivalents compared to $716 thousand as of March 31, 2014.  Substantially all of Delanco Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the stock offering completed in October 2013.  In addition to its operating expenses, Delanco Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” “Regulation and Supervision—Regulatory Agreement” and note 24to the consolidated financial statements.

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

For the year ended March 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information concerning Delanco Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The following table sets forth information as of March 31, 2015 about Company common stock that may be issued under the Delanco Bancorp, Inc. 2008 Equity Incentive Plan. The plan was approved by Delanco Bancorp’s stockholders on August 18, 2008.

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

10.2	Delanco Federal Employee Severance Compensation Plan (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.3	Delanco Federal Directors Retirement Plan (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.4

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.
Date: June 29, 2015	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ James E. Igo	Chairman, President and Chief Executive Officer	June 29, 2015
James E. Igo

/s/ Eva Modi	Senior Vice President and Chief Financial Officer	June 29, 2015
Eva Modi	(principal financial and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 29, 2015
Thomas J. Coleman, III

/s/ John A. Latimer	Director	June 29, 2015
John A. Latimer

/s/ Daniel R. Roccato	Director	June 29, 2015
Daniel R. Roccato

/s/ James W. Verner	Director	June 29, 2015
James W. Verner

/s/ Renee C. Vidal	Director	June 29, 2015
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2015, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria.

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

Delanco Bancorp, Inc. and Subsidiary

March 31, 2015 and 2014

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Statements of Financial Condition
As of March 31, 2015 and 2014	F-2

Consolidated Statements of Operations
Years Ended March 31, 2015 and 2014	F-3

Consolidated Statements of Comprehensive (Loss)
Years Ended March 31, 2015 and 2014	F-4

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended March 31, 2015 and 2014	F-5

Consolidated Statements of Cash Flows
Years Ended March 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delanco Bancorp, Inc.

615 Burlington Avenue

Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 29, 2015

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,
	2015	2014
Assets
Cash and amount due from depository institutions	$687,488	$505,735
Interest-bearing deposits with depository institutions	9,762,960	2,826,904
Total cash and cash equivalents	10,450,448	3,332,639

Investment securities
Investment securities available-for-sale (amortized cost of $1,154,418 and $2,185,959 at March 31, 2015 and 2014, respectively)	1,127,515	1,973,370
Investment and mortgage backed securities held-to-maturity (fair value of $24,566,903 and $25,410,461 at March 31, 2015 and 2014, respectively)	24,617,338	26,975,907

Total investment securities	25,744,853	28,949,277

Loans, net of allowance for loan losses of $1,185,178 and $1,448,298 at March 31, 2015 and 2014, respectively	80,146,397	83,539,442
Accrued interest receivable	436,840	462,284
Real estate owned	2,433,483	1,949,825
Federal Home Loan Bank stock, at cost	306,300	271,300
Premises and equipment, net	6,490,331	6,668,552
Deferred income taxes, net	2,060,233	1,722,601
Bank-owned life insurance	169,252	165,197
Other assets	334,613	335,245
Total Assets	$128,572,750	$127,396,362

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$10,733,275	$7,852,030
Interest-bearing	99,464,844	102,772,669
Total deposits	110,198,119	110,624,699
Advances from Federal Home Loan Bank	4,000,000	2,000,000
Accrued interest payable	5,763	6,556
Advance payments by borrowers for taxes and insurance	320,356	328,815
Other liabilities	876,221	684,289
Total liabilities	115,400,459	113,644,359

Commitments and Contingencies (Note 21)

Stockholders’ Equity

Preferred stock, $.01 par value, 5,000,000 shares authorized at March 31, 2015 and 2014: None issued
Common stock, $.01 par value, 20,000,000 shares authorized: 945,425 shares issued and outstanding at March 31, 2015 and 2014	$9,454	$9,454
Additional paid-in capital	9,965,764	9,956,750
Retained earnings, substantially restricted	3,936,546	4,569,378
Unearned common stock held by employee stock ownership plan	(546,617)	(592,168)
Accumulated other comprehensive loss	(192,856)	(191,411)
Total stockholders’ equity	13,172,291	13,752,003

Total Liabilities and Stockholders’ Equity	$128,572,750	$127,396,362

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended
	March 31,
Interest Income	2015	2014
Loans, including fees	$3,645,438	$3,946,591
Investment securities	718,807	717,109
Interest-bearing deposits	3,842	4,089
Total interest income	4,368,087	4,667,789

Interest Expense
Interest-bearing checking accounts	40,215	40,926
Passbook and money market accounts	104,164	120,524
Certificates of deposits	431,709	565,076
Advances from Federal Home Loan Bank	23,381	1,995
Total interest expense	599,469	728,521

Net interest income	3,768,618	3,939,268

Provision for loan losses	390,000	957,357
Net interest income after provision for loan losses	3,378,618	2,981,911

Non-Interest Income
Service charges	137,440	135,490
Increase in cash surrender value of bank-owned life insurance	4,055	11,609
Rental income	28,662	27,948
Other	16,093	16,176
Total non-interest income	186,250	191,223

Non-Interest Expense
Salaries and employee benefits	1,628,823	1,581,771
Advertising	24,241	23,643
Office supplies, telephone and postage	107,985	76,348
Loan expense	160,085	210,029
Occupancy expense	614,899	658,318
Federal insurance premiums	170,785	213,194
Real estate owned – impairment losses	642,080	675,100
Data processing expenses	223,337	228,459
ATM expenses	35,939	34,814
Bank charges and fees	69,781	68,617
Insurance and surety bond premium	99,529	86,085
Dues and subscriptions	29,511	24,234
Professional fees	349,038	261,248
Real estate owned (income) expenses, net	152,503	(3,017)
Net loss on sale of real estate owned	82,062	85,680
Other	132,322	112,055
Total non-interest expense	4,522,920	4,336,578

(Loss) Before Income Tax Benefit	(958,052)	(1,163,444)

Income tax (benefit)	(325,220)	(400,106)

Net (Loss)	$(632,832)	$(763,338)

(Loss) per share
Basic	$(0.70)	$(0.85)
Diluted	$(0.70)	$(0.85)
Average shares outstanding
Basic	903,201	899,681
Diluted	903,201	899,681

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss)

Years Ended March 31, 2015 and 2014

	March 31,
	2015	2014

Net (loss)	$(632,832)	$(763,338)

Other comprehensive income (loss), net of tax:

Postretirement benefit plan adjustment, net of deferred taxes (benefit) of ($75,238) and $4,601 in 2015 and 2014, respectively	(112,857)	6,902

Unrealized gains (loss) available-for-sale:

Unrealized holding gains (loss), net of deferred tax (benefits) of $74,589 and ($80,956) in 2015 and 2014, respectively	111,884	(121,660)

Reclassification adjustment for net (gains) losses on available-for-sale securities included in net (loss) (net of tax (benefit) of ($315) and $77 in 2015 and 2014, respectively)	(472)	115

Total other comprehensive (loss)	(1,445)	(114,643)

Comprehensive (Loss)	$(634,277)	$(877,981)

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2015 and 2014

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	By ESOP	(Loss)	Equity

BALANCES, MARCH 31, 2013	1,634,725	$16,347	$6,570,852	$5,332,716	$(448,567)	$(76,768)	$11,394,580

Net (loss)				(763,338)			(763,338)

Other comprehensive (loss), net of tax						(114,643)	(114,643)

3518.69 shares of common stock transferred to ESOP for services			(12,476)		45,551		33,075

Stock option expense			15,108				15,108

Merger of Delanco MHC	(899,099)	(8,991)	105,367				96,376

Exchange of common stock	(735,626)	(7,356)	7,356

Proceeds of stock offering, net of fractional shares, net of offering expenses	945,425	9,454	3,270,543				3,279,997

23,644 shares purchased for ESOP pursuant to reorganization					(189,152)		(189,152)

BALANCES, MARCH 31, 2014	945,425	$9,454	$9,956,750	$4,569,378	$(592,168)	$(191,411)	$13,752,003

Net (loss)				(632,832)			(632,832)

Other comprehensive (loss), net of tax						(1,445)	(1,445)

3518.69 shares of common stock transferred to ESOP for services			(21,202)		45,551		24,349

Stock option expense			30,216				30,216

BALANCES, MARCH 31, 2015	945,425	$9,454	$9,965,764	$3,936,546	$(546,617)	$(192,856)	$13,172,291

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net (loss)	$(632,832)	$(763,338)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Compensation expense of ESOP	21,202	12,476
Deferred income tax (benefit)	(520,932)	(385,670)
Depreciation	257,153	263,472
Amortization of premiums and accretion of discounts on securities, net	4,956	27,254
Income from bank owned life insurance	(4,055)	(11,609)
Real estate owned impairment losses	642,080	675,100
Loss on sale of real estate owned	82,062	85,680
Provision for loan losses	390,000	957,357
Share based compensation expense	30,216	15,108
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	25,444	(34,548)
Other assets	632	255,559
Increase (decrease) in:
Accrued interest payable	(793)	(2,469)
Other liabilities	191,932	74,030
Net cash provided by operating activities	487,065	1,168,402

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	31,541	31,073
Proceeds from maturities of securities available-for-sale	1,000,000
Purchases of securities held-to-maturity	(3,000,000)	(11,121,500)
Proceeds from maturities and principal repayments of securities held-to-maturity	5,353,613	4,256,225
Proceeds from redemption of (purchases) of Federal Home Loan Bank stock	(35,000)	(68,800)
Principal collected on loans	10,405,771	11,613,418
Loans originated	(9,735,588)	(8,477,572)
Proceeds from sale of real estate owned	1,125,062	545,634
Purchases of premises and equipment	(79,616)	(77,024)
Net cash provided by (used in) investing activities	5,065,783	(3,298,546)

Cash Flows from Financing Activities
Net decrease in deposits	(426,580)	(6,409,415)
Net decrease in advance payments by borrowers for taxes and insurance	(8,459)	(37,789)
Net proceeds from issuance of common stock		3,376,373
Purchase of common stock in connection with ESOP		(189,152)
Advances from Federal Home Loan Bank	4,000,000	5,545,000
Payments on advances from Federal Home Loan Bank	(2,000,000)	(3,545,000)
Net cash provided by (used in) financing activities	1,564,961	(1,259,983)

Net Increase (Decrease) in Cash and Cash Equivalents	$7,117,809	$(3,390,127)

Cash and Cash Equivalents, Beginning of Year	3,332,639	6,722,766
Cash and Cash Equivalents, End of Year	$10,450,448	$3,332,639

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$600,262	$730,990
Cash paid during the year for income taxes	$2,750	$1,500

Supplemental Disclosure of Noncash Items
Loans transferred to real estate owned	$2,332,862	$856,393

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the March 31, 2015 presentation. These reclassifications did not have an impact on operations, stockholders’ equity or cash flows as previously reported.

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $2,433,483 and $1,949,825 in real estate owned at March 31, 2015 and 2014, respectively. The Company recorded losses of $82,062 and $85,680 on sale of real estate owned  for the years ended March 31, 2015 and 2014, respectively.

Comprehensive Income

The Company presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended March 31, 2015 and 2014, the only components of comprehensive income were net (loss), unrealized holding (loss) gains, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and postretirement benefit plan adjustments, net of tax. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

March 31, 2015 and 2014

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $24,241 and $23,643 for the years ended March 31, 2015 and 2014, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an employee stock ownership plan as (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 64,081 shares of the Company’s common stock for an aggregate cost of approximately $640,810 in fiscal 2008. In October 2013, the Company completed a “second step” conversion and as a result, the original 64,081 shares purchased by the ESOP were converted to 36,596 shares of the new Bancorp. In addition, the ESOP purchased an additional 23,644 shares of the Company’s common stock in October 2013 for an aggregated cost of approximately $189,152. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2015, the Company had allocated a total of 18,016 shares from the suspense account to participants. For the years ended March 31, 2015 and 2014, the Company recognized $24,349 and $33,076, respectively in salaries and employee benefits related to the ESOP. At March 31, 2015, 60,240 shares were held in the ESOP.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

3.      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are first effective for the annual period ending after December 15, 2016, and for annual periods and interim periods within such annual periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU is not expected to have a significant impact on the Company’s financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards.  For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance  will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.  This ASU is not expected to have a significant impact on the Company’s financial statements.

4.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The Company’s vault cash satisfied the required reserve at March 31, 2015 and 2014.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held-to-maturity and available-for-sale are as follows:

	Available-for-Sale
	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal Home Loan Bank Bonds	$500,000	$	$(10,117)	$489,883
Federal National Mortgage Association	500,000		(17,442)	482,558
Mutual Fund Shares	154,418	656		155,074

Total	$1,154,418	$656	$(27,559)	$1,127,515

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

5.     INVESTMENT SECURITIES (Continued)

	Available-for-Sale
	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	1,500,000		(147,424)	1,352,576
Federal National Mortgage Association	500,000		(62,352)	437,648
Mutual Fund Shares	185,959		(2,813)	183,146

Total	$2,185,959	$	$($212,589)	$1,973,370

	Held-to-Maturity
	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$7,569,330	$25,212	$(61,886)	$7,532,656
Federal Farm Credit Bonds	6,436,634	245	(55,041)	6,381,838
Federal Home Loan Mortgage Corporation Bonds	1,997,490	1,869	(20,411)	1,978,948
Federal National Mortgage Association	6,998,982	15,848	(46,455)	6,968,375
Municipal Bond	470,250	1,653		471,903
	23,472,686	44,827	(183,793)	23,333,720

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	453,850	32,959		486,809
Federal National Mortgage Association	494,759	49,073		543,832
Government National Mortgage Corporation	196,043	6,499		202,542
	1,144,652	88,531		1,233,183
Total	$24,617,338	$133,358	$(183,793)	$24,566,903

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

5.     INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$6,567,912	$179	$(524,274)	$6,043,817
Federal Farm Credit Bonds	5,944,328		(387,400)	5,556,928
Federal Home Loan Mortgage Corporation Bonds	1,997,213		(166,768)	1,830,445
Federal National Mortgage Association	10,497,566	17,409	(596,584)	9,918,391
Municipal Bond	546,820	1,040		547,860
	25,553,839	18,628	(1,675,026)	23,897,441

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	610,004	43,541	(7,525)	646,020
Federal National Mortgage Association	583,462	53,728	(4,554)	632,636
Government National Mortgage Corporation	228,602	6,910	(1,148)	234,364
	1,422,068	104,179	(13,227)	1,513,020
Total	$26,975,907	$122,807	$(1,688,253)	$25,410,461

The following is a summary of the amortized cost and fair value of the Company’s investment securities held-to-maturity and available-for-sale by contractual maturity as of March 31, 2015 and 2014.

	March 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$970,771	$980,256
After one year through five years			1,000,639	999,302
After five years through ten years			8,910,976	8,838,675
After ten years	1,000,000	972,441	13,734,952	13,748,670
Mutual fund shares	154,418	155,074

	$1,154,418	$1,127,515	$24,617,338	$24,566,903

	March 31, 2014
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$546,820	$547,860
After one year through five years			1,502,317	1,500,248
After five years through ten years			5,918,854	7,927,988
After ten years	2,000,000	1,790,224	19,007,916	15,434,365
Mutual fund shares	185,959	183,146

	$2,185,959	$1,973,370	$26,975,907	$25,410,461

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

5.     INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at March 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
Federal Home Loan Bank Bonds	$2,456,736	$(20,116)	$2,450,731	$(51,887)	$4,907,467	$(72,003)
Federal Farm Credit Bonds	2,478,672	(13,569)	2,903,103	(41,472)	5,381,775	(55,041)
Federal Home Loan Mortgage Corporation	987,910	(12,090)	491,679	(8,321)	1,479,589	(20,411)
Federal National Mortgage Association	1,492,801	(6,857)	2,442,960	(57,040)	3,935,761	(63,897)
Mutual fund shares

	7,416,119	(52,632)	8,288,473	(158,720)	15,704,592	(211,352)

Mortgage-Backed Securities:
Government National Mortgage Association

Total	$7,416,119	$(52,632)	$8,288,473	$(158,720)	$15,704,592	$(211,352)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
Federal Home Loan Bank Bonds	$3,606,295	$(371,027)	$3,789,919	$(300,671)	$7,396,214	$(671,698)
Federal Farm Credit Bonds	3,282,377	(217,412)	1,774,551	(169,988)	5,056,928	(387,400)
Federal Home Loan Mortgage Corporation	1,099,745	(76,756)	902,463	(97,538)	2,002,208	(174,294)
Federal National Mortgage Association	7,686,714	(512,183)	1,348,694	(151,306)	9,035,408	(663,489)
Mutual fund shares	182,861	(2,813)	182,861	(2,813)

	15,857,992	(1,180,191)	7,815,627	(719,503)	23,673,619	(1,899,694)

Mortgage-Backed Securities:
Government National Mortgage Association			26,537	(1,148)	26,537	(1,148)

Total	$15,857,992	$(1,180,191)	$7,842,164	$(720,651)	$23,700,156	$(1,900,842)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

5.     INVESTMENT SECURITIES (Continued)

In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The temporary impaired securities consisted of thirty-three debt securities with an aggregated book value of $15,915,944 at March 31, 2015. These unrealized losses relate principally to market changes in interest rates for similar types of securities.

The Company has pledged investment securities with a carrying amount of approximately $1,016,000 and $517,000 at March 31, 2015 and 2014, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

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

Multi-family and commercial real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area. Multi-family and commercial real estate loans are generally made with fixed interest rates which mature or re-price in 5 to 7 years with principal amortization of up to 25 years.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

Loans at March 31, 2015 and 2014 are summarized as follows:

	March 31,
	2015	2014

Residential (one to four family) real estate	$62,788,782	$63,524,240
Multi-family and commercial real estate	7,979,569	10,414,383
Commercial	1,913,466	1,306,877
Home equity	8,005,627	8,143,701
Consumer	677,964	686,217
Construction	56,027	1,009,027

Total loans	81,421,435	85,084,445

Net deferred loan origination fees	(89,860)	(96,705)
Allowance for loan losses	(1,185,178)	(1,448,298)

	(1,275,038)	(1,545,003)

Loans, net	$80,146,397	$83,539,442

The Bank is subject to a loans-to-one borrower limitation of 15% of capital funds. At March 31, 2015, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At March 31, 2015 and 2014, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

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

March 31, 2015 and 2014

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

The following table represents loans by credit quality indicator at March 31, 2015:

		Special		Non-
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Residential real estate	$60,728,444	$	$	$2,060,338	$62,788,782
Multi-family and commercial real estate	5,308,521	713,658	294,250	1,663,140	7,979,569
Commercial	1,685,655	23,568	204,243		1,913,466
Home equity	7,994,767			10,860	8,005,627
Consumer	606,577			71,387	677,964
Construction				56,027	56,027
	$76,323,964	$737,226	$498,493	$3,861,752	$81,421,435

The following table represents past-due loans as of March 31, 2015:

	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total Loan
	Past Due	Past Due	Past Due	Past Due	Current	Balances

Residential real estate	$495,322	$1,324,777	$1,364,792	$3,184,891	$59,603,891	$62,788,782
Multi-family and commercial real estate		116,763	890,200	1,006,963	6,972,606	7,979,569
Commercial	98,280			98,280	1,815,186	1,913,466
Home equity	34,371	88,625	10,860	133,856	7,871,771	8,005,627
Consumer	29,967		71,387	101,354	576,610	677,964
Construction					56,027	56,027

Total Loans	$657,940	$1,530,165	$2,337,239	$4,525,344	$76,896,091	$81,421,435

Percentage of Total Loans	0.81%	1.88%	2.87%	5.56%	94.44%	100.0%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

The following table represents loans by credit quality indicator at March 31, 2014:

		Special		Non-
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Residential real estate	$61,026,546			$2,497,694	$63,524,240
Multi-family and commercial real estate	6,823,014	121,448	333,360	3,136,561	10,414,383
Commercial	923,314	241,396	34,527	107,640	1,306,877
Home equity	7,924,792			218,909	8,143,701
Consumer	686,217				686,217
Construction	949,256			59,771	1,009,027
	$78,333,139	$362,844	$367,887	$6,020,575	$85,084,445

The following table represents past-due loans as of March 31, 2014:

	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total Loan
	Past Due	Past Due	Past Due	Past Due	Current	Balances

Residential real estate	$1,472,631	$307,584	$1,949,649	$3,729,864	$59,794,376	$63,524,240
Multi-family and commercial real estate	494,494	869,747	1,291,286	2,655,527	7,758,856	10,414,383
Commercial	199,081		107,640	306,721	1,000,156	1,306,877
Home equity	255,004	240,811	218,938	714,753	7,428,948	8,143,701
Consumer	79,268			79,268	606,949	686,217
Construction					1,009,027	1,009,027

Total Loans	$2,500,478	$1,418,142	$3,567,513	$7,486,133	$77,598,312	$85,084,445

Percentage of Total Loans	2.94%	1.67%	4.19%	8.80%	91.20%	100.0%

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

The Bank had eleven loans totaling $2,237,988 and fifteen loans totaling $3,435,909 whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2015 and 2014, respectively. Restructured loans deemed to be TDRs typically are the result of extensions of the loan maturity date or a reduction of the interest rate to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only or interest and escrows for a period of time or by reducing the actual interest rate to a current market rate, or a combination of both. In one instance, the Company restructured a loan by repaying loans with another lender who had a priority lien position and restructuring the whole indebtedness into an amortizing loan at market rates while taking additional collateral. As of March 31, 2015, three of the TDRs were commercial real estate loans with an aggregate outstanding balance of $653,944, one residential construction loan with an aggregate outstanding balance of $56,027, and seven were residential real estate loans with an aggregate outstanding balance of $1,528,017. The Company had one accruing TDR in the amount of $110,205 as of March 31, 2015 that was modified during the year. As of March 31, 2014, six of the TDRs were commercial real estate loans with an aggregate outstanding balance of $1,808,631, one residential construction loan with an aggregate outstanding balance of $59,771, and seven were residential real estate loans with an aggregate outstanding balance of $1,567,507. The Company had one accruing TDR in the amount of $121,190 as of March 31, 2014 that was modified during the year. All TDRs are considered impaired loans. If the Bank determines that the value of a modified loan is less than the recorded impairment in the loan, impairment is recognized through a charge to the allowance for loan losses at the time of determination.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2015, the Bank had seventeen loan relationships totaling $2,337,239 in non-accrual loans as compared to 23 relationships totaling $3,567,513 at March 31, 2014. At March 31, 2015, the Bank had no impaired loan relationships in which impaired loans had a related allowance for credit losses. During the quarter ended December 31, 2011 and in connection with the Bank’s change in regulators from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the Bank revised its allowance for loan loss reserve methodology based on regulatory guidance to the effect that the use of specific reserves was no longer permitted. As of March 31, 2015 and 2014, the Bank no longer maintained specific valuation allowances against impaired loans. Any valuation adjustments on impaired loans are now charged against the loan balances at the time of valuation. The average balance of impaired loans totaled $4,707,275 for 2015 as compared to $5,964,786 for 2014, and interest income recorded on impaired loans during the year ended March 31, 2015 totaled $201,449 as compared to $235,179 for March 31, 2014.

The following table represents data on impaired loans at March 31, 2015 and 2014:

	March 31,
	2015		2014

Impaired loans for which a valuation allowance has been provided	$		$846,075
Impaired loans for which no valuation allowance has been provided		4,521,712	5,174,500

Total loans determined to be impaired		$4,521,712	$6,020,575

Allowance for loans losses related to impaired loans	$		$287,507

Average recorded investment in impaired loans		$4,707,275	$5,964,786

Cash basis interest income recognized on impaired loans		$201,449	$235,179

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2015:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status

Impaired loans with no valuation allowance:
Residential real estate	$2,600,317	$2,535,471	$	$2,742,623	$65,065
Multi-family and commercial real estate	1,860,348	1,813,440		1,727,671	129,426
Commercial	34,526	34,526		30,991	1,314
Home equity	10,860	10,860		129,542	176
Consumer	71,388	71,388		18,185	2,169
Construction	56,027	56,027		58,263	3,299

Subtotal	$4,633,466	$4,521,712	$	$4,707,275	$201,449

The following table presents impaired loans with a valuation allowance by portfolio class at March 31, 2015:

Interest
Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status

Impaired loans with a valuation allowance:
Residential real estate	$	$	$	$	$
Multi-family and commercial real estate
Commercial
Home equity
Consumer
Construction

Subtotal	$-0-	$-0-	$-0-	$-0-	$-0-

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

Total Impaired Loans by Portfolio Class at March 31, 2015

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Total impaired loans:
Residential real estate	$2,600,317	$2,535,471	$	$2,742,623	$65,065
Multi-family and commercial real estate	1,860,348	1,813,440		1,727,671	129,426
Commercial	34,526	34,526		30,991	1,314
Home equity	10,860	10,860		129,542	176
Consumer	71,388	71,388		18,185	2,169
Construction	56,027	56,027		58,263	3,299

Total	$4,633,466	$4,521,712	$	$4,707,275	$201,449

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2014:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Impaired loans with no valuation allowance:
Residential real estate	$2,387,266	$2,344,801	$	$$2,184,474	$129,379
Multi-family and commercial real estate	2,443,379	2,443,379		2,555,950	88,043
Commercial	107,640	107,640		183,296
Home equity	218,909	218,909		154,924	8,013
Consumer	4,293
Construction	59,771	59,771		51,269	3,328

Subtotal	$5,216,965	$5,174,500	$	$$5,134,206	$228,763

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

The following table presents impaired loans with a valuation allowance by portfolio class at March 31, 2014:

					Interest
					Income
	Average				Recognized
	Unpaid	Related	Annual		While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Impaired loans with a valuation allowance:
Residential real estate	$152,893	$152,893	$27,507	$153,434	$6,416
Multi-family and commercial real estate	693,182	693,182	260,000	677,146
Commercial
Home equity
Consumer
Construction

Subtotal	$846,075	$846,075	$287,507	$830,580	$6,416

Total Impaired Loans by Portfolio Class at March 31, 2014

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Total impaired loans:
Residential real estate	$2,540,159	$2,497,694	$27,507	$2,337,908	$135,795
Multi-family and commercial real estate	3,136,561	3,136,561	260,000	3,233,096	88,043
Commercial	107,640	107,640		183,296
Home equity	218,909	218,909		154,924	8,013
Consumer				4,293
Construction	59,771	59,771		51,269	3,328

Total	$6,063,040	$6,020,575	$287,507	$5,964,786	$235,179

The following table presents non-performing assets as of March 31, 2015 and 2014.

	March 31,
	2015	2014
Non-accrual loans:
Residential real estate	$880,061	$1,277,406
Multi-family and commercial real estate	661,456	980,711
Commercial		107,640
Home equity	10,860	218,909
Consumer	71,387
Construction
Total non-accrual loans	1,623,764	2,584,666

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.	LOANS (Continued)

	March 31,
	2015		2014
Accruing loans past due 90 days or more:
Residential real estate	$		$
Multi-family and commercial real estate				100,360
Commercial
Consumer
Construction
Total accruing loans past due 90 days or more				100,360

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$484,731		$672,242
Multi-family and commercial real estate		228,744		846,962
Commercial
Home equity
Consumer
Construction
Total troubled debt restructurings in non- accrual status		713,475		1,519,204

Performing under modified terms:
Residential real estate		$695,546		$548,046
Multi-family and commercial real estate		772,940		1,308,888
Commercial
Home equity
Consumer
Construction		56,027		59,771
Total troubled debt restructurings performing under modified terms		1,524,513		1,916,705
Total troubled debt restructurings		2,237,988		3,435,909

Total non-performing loans		3,861,752		6,120,935
Real estate owned		2,433,483		1,949,825
Total non-performing assets		$6,295,235		$8,070,760

Non-performing loans as a percentage of loans		4.74%		7.19%

Non-performing assets as a percentage of loans and real estate owned		7.51%		9.27%

Non-performing assets as a percentage of total assets		4.90%		6.34%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

     The following table presents troubled debt restructurings that occurred during the years ended March 31, 2015 and 2014 and loans modified as troubled debt restructurings with the previous 12 months and for which there was a payment default during the period.

	2015			2014
		Outstanding Recorded			Outstanding Recorded
		Investment			Investment
	Number of	Pre-	Post-	Number of	Pre-	Post-
	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled debt restructurings:
Residential real estate	1	$95,511	$111,000	1	$120,037	$122,878

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	-0-	$		$

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended March 31, 2015 and 2014.

	March 31,
	2015	2014

Balance, beginning of period	$1,949,825	$2,469,800
Additions from loan foreclosures	2,332,861	856,393
Additions from capitalized costs	3,352
Dispositions of REO	(1,591,941)	(690,453)
Gain (loss) on sale of REO	(82,062)	(85,680)
Valuation adjustments in the period	(175,200)	(603,587)

Balance, end of period	$2,433,483	$1,949,825

The following table presents the changes in fair value adjustments to REO for the years ended March 31, 2015 and 2014.

	March 31,
	2015	2014

Balance, beginning of period	$675,665	$72,077
Valuation adjustments added in the period	642,080	675,100
Valuation adjustments on disposed properties during the period	(466,880)	(71,512)

Balance, end of period	$850,865	$675,665

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2015	2014

Balance at beginning of year	$1,448,298	$1,032,818
Provision:
Residential real estate	177,490	266,246
Multi-family and commercial real estate	175,662	627,214
Commercial	44,689	141,359
Home equity loans	21,478	21,490
Consumer	(25,522)	(102,622)
Construction	(3,797)	3,670

Total Provision	$390,000	$957,357

Charge-Offs:
Residential real estate	142,279	99,548
Multi-family and commercial real estate	597,896	378,263
Commercial	19,325	127,259
Home equity		3,875
Consumer	4,054	16,450
Recoveries	(110,434)	(83,518)

Total Net Charge-Offs	653,120	541,877

Balance at end of year	$1,185,178	$1,448,298

Year-end loans outstanding	$81,421,435	$85,084,445

Average loans outstanding	$83,252,940	$87,327,374

Allowance as a percentage of year-end loans	1.46%	1.70%

Net charge-offs as a percentage of average loans	0.78%	0.62%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.     LOANS (Continued)

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2015 are as follows:

		Residential Real Estate		Multi-Family and Commercial Real Estate		Commercial		Home Equity		Consumer		Construction		Total
Allowance for loan losses:
Beginning balance		$656,156		$634,968		$58,399		$65,369		$29,609		$3,797		$1,448,298
Loan charge-offs		(142,279)		(597,896)		(19,325)				(4,054)				(763,554)
Recoveries		10,738		76,159		2,537				21,000				110,434
Provision for loan losses		177,490		175,662		44,689		21,478		(25,522)		(3,797)		390,000
Ending balance		$702,105		$288,893		$86,300		$86,847		$21,033		$-0-		$1,185,178
Ending balance:
individually evaluated for impairment	$		$		$		$		$		$		$
Ending balance:
collectively evaluated for impairment		$702,105		$288,893		$86,300		$86,847		$21,033				$1,185,178
Loans:
Ending balance		$62,788,782		$7,979,569		$1,913,466		$8,005,627		$677,964		$56,027		$81,421,435
Ending balance:
individually evaluated for impairment		$2,548,574		$1,813,440		$34,526		$10,860	$		$			$4,407,400
Ending balance:
collectively evaluated for impairment		$60,240,208		$6,166,129		$1,878,940		$7,994,767		$677,964		$56,027		$77,014,035

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2014 are as follows:

		Multi-Family
		and
	Residential	Commercial			Home
	Real Estate	Real Estate	Commercial		Equity	Consumer		Construction		Total
Allowance for loan losses:
Begi nning balance	$485,215	$378,289		$44,299	$47,754		$77,134		$127	$1,032,818
Loan charge-offs	(99,548)	(378,263)		(127,259)	(3,875)		(16,450)			(625,395)
Recoveries	4,243	7,728					71,547			83,518
Provision for loan losses	266,246	627,214		141,359	21,490		(102,622)		3,670	957,357
Ending balance	$656,156	$634,968		$58,399	$65,369		$29,609		$3,797	$1,448,298
Ending balance:
individually evaluated for impairment	$27,507	$260,000	$		$	$		$		$287,507
Ending balance:
collectively evaluated for impairment	$628,649	$374,968		$58,399	$65,369		$29,609		$3,797	$1,160,791
Loans:
Ending balance	$63,524,240	$10,414,383		$1,306,877	$8,143,701		$686,217		$1,009,027	$85,084,445
Ending balance:
individually evaluated for impairment	$3,141,851	$986,115		$107,640	$219,010	$		$		$4,454,616
Ending balance:
collectively evaluated for impairment	$60,382,389	$9,428,268		$1,199,237	$7,924,691		$686,217		$1,009,027	$80,629,829

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

6.      LOANS (Continued)

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2015, the Bank maintained an allowance for loan loss ratio of 1.46% to year end loans outstanding. On a linked basis, non-performing assets have decreased by $1,775,525 over their stated levels at March 31, 2014 representing a non-performing asset to total asset ratio of

4.90% at March 31, 2015 as compared to a non-performing asset to total asset ratio of 6.34% at March 31, 2014.

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

For the year ending March 31, 2015, the Bank experienced two charge-offs relating to two loan relationships totaling $22,694 and partial charge-offs relating to seventeen loan relationships totaling $602,701 as compared to three charge-offs relating to three loan relationships totaling $110,949 and partial charge-offs relating to eleven loan relationships totaling $514,446 for the year ended March 31, 2014.

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

	March 31,
	2015	2014

Balance, beginning of year	$776,516	$672,699
Payments	(30,691)	(284,183)
Borrowings	40,500	388,000

Balance, end of year	$786,325	$776,516

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

7.     LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2015 and 2014 are summarized as follows:

	March 31,
	2015	2014
Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$130,080	$246,332

8.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2015 and 2014 consists of the following:

	March 31,
	2015	2014

Loans	$261,564	$280,444
Investment securities	165,257	168,616
Mortgage backed securities	10,019	13,224

	$436,840	$462,284

9.     PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2015 and 2014 consists of the following:

	March 31,
	2015	2014

Land	$1,451,203	$1,451,203
Buildings	6,848,967	6,848,967
Furniture, fixtures and equipment	2,006,454	1,979,488
	10,306,624	10,279,658
Accumulated depreciation	(3,816,293)	(3,611,106)

	$6,490,331	$6,668,552

Depreciation expense amounted to $257,153 and $263,472 for the years ended March 31, 2015 and 2014, respectively.

10.	FEDERAL HOME LOAN BANK STOCK

The Company is a member of the Federal Home Loan Bank System. As a member, the Company maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

11.     DEPOSITS

Deposit account balances at March 31, 2015 and 2014 are summarized as follows:

	March 31, 2015
	Weighted Average	Percent of
	Amount	Interest Rate		Portfolio

Non interest bearing accounts	$10,733,275		%	9.74
Interest bearing checking accounts	20,816,278	0.20		18.89
Passbook savings accounts	15,415,613	0.10		13.99
Money Market accounts	19,780,377	0.44		17.95
Club accounts	133,586	0.10		0.12
	66,879,129			60.69

Certificates of Deposits:
0.10% to 0.99%	26,142,514	0.56		23.72
1.00% to 1.99%	12,866,189	1.29		11.68
2.00% to 2.99%	4,310,287	2.31		3.91

	43,318,990			39.31

	$110,198,119			100.00%

	March 31, 2014
		Weighted Average		Percent of
	Amount	Interest Rate		Portfolio

Non interest bearing accounts	$7,852,030		%	7.10
Interest bearing checking accounts	19,637,558	0.15		17.75
Passbook savings accounts	15,491,930	0.10		14.00
Money Market accounts	21,267,887	0.42		19.23
Club accounts	136,293	0.10		0.12
	64,385,698			58.20

Certificates of Deposits:
0.10% to 0.99%	27,341,814	0.49		24.72
1.00% to 1.99%	12,373,761	1.38		11.19
2.00% to 2.99%	6,351,120	2.45		5.74
3.00% to 3.99%	171,953	3.15		0.15
4.00% and over	353	4.78

	46,239,001			41.80

	$110,624,699			100.00%

The aggregate amount of time deposits including certificates of deposits with a minimum denomination of $100,000 or more was approximately $14,017,872 and $14,672,000 at March 31, 2015 and 2014, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

11.    DEPOSITS (Continued)

Scheduled maturities of certificates of deposits at March 31, 2015 and 2014 are as follows:

	March 31,
	2015		2014

2015	$		$28,268,039
2016		25,527,548	8,768,333
2017		9,336,093	4,598,454
2018		3,584,198	2,338,541
2019		2,252,245	2,265,634
2020		2,618,906

		$43,318,990	$46,239,001

The Company held deposits from officers and directors of approximately $957,000 and $474,000 at March 31, 2015 and 2014, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

12.	LINE OF CREDIT FROM ATLANTIC COMMUNITY BANKERS BANK

The Company maintains a line of credit with Atlantic Community Bankers Bank at a rate to be determined by the lender when funds are borrowed. At March 31, 2015 and 2014, the outstanding balance on the unsecured line of credit was $ -0-.

13.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of New York as of March 31, 2015 and 2014 are as follows:

Maturity	Interest
Date	Rate	2015		2014

April 7, 2014	0.36%	$		$1,000,000
December 8, 2014	0.48%			1,000,000
October 19, 2015	0.45%		1,000,000
April 18, 2016	0.74%		2,000,000
October 17, 2016	0.81%		1,000,000
			$4,000,000	$2,000,000

Specific repos and other securities, with balances approximating $18,088,000 and $20,850,000 at March 31, 2015 and 2014, respectively, were pledged to the FHLB of New York as collateral. As of March 31, 2015, the Company had a borrowing capacity in a combination of term advances and overnight borrowings of up to $12,839,000 at the FHLB of New York.

14.    INCOME TAXES

The Company is subject to federal income tax and New Jersey state income tax.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

14.    INCOME TAXES (Continued)

The Company and subsidiaries file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended March 31, 2015 and 2014 consists of the following:

	Years Ended
	March 31,
	2015		2014
Income Tax Expense (benefit)
Current federal tax expense
Federal	$	$
State		3,000	3,000
Deferred tax (benefit)
Federal		(241,825)	(368,006)
State		(86,395)	(35,100)

Total		$(325,220)	$(400,106)

The consolidated provision for income taxes for the years ended March 31, 2015 and 2014 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended
	March 31,
	2015	2014

Expected federal tax provision (benefit) at 34% rate	$(325,738)	$(395,571)
Municipal bond interest	(899)	(829)
Increase in cash surrender value of life insurance	(1,972)	(3,947)
State income tax	(64,021)	(67,169)
Valuation allowance for state operating loss carryforward	67,410	67,410
Total income tax (benefit)	(325,220)	(400,106)

Effective tax rate (benefit)	(33.9% )	(34.4% )

A summary of deferred tax assets and liabilities as of March 31, 2015 and 2014 are as follows:

	March 31,
	2015	2014
Deferred tax assets:
Accrued pension costs	$7,200	$9,500
Accrued retirement plan		2,800
Allowance for loan losses	722,503	722,051
Directors’ benefit plans	122,000	123,000
Employee stock option	18,200	6,000
FASB 158 – unrecognized transition costs	118,000	42,000
Federal tax loss carryforward	774,000	491,600
State tax loss carryforward	391,000	328,810
Unrealized losses on securities available-for-sale	11,000	85,000
Non accrual interest	16,000	33,700
Total deferred tax assets	$2,179,903	$1,844,461

Valuation allowance	(67,410)	(67,410)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

14.     INCOME TAXES (Continued)

	March 31,
	2015	2014
Deferred tax liabilities:
Accumulated depreciation	$(52,260)	$(54,450)

Total deferred tax liabilities	(52,260)	(54,450)

NET DEFERRED TAX ASSETS	$2,060,233	$1,722,601

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2011 through 2014 remain subject to examination by Federal and New Jersey taxing authorities.

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

As of March 31, 2015, the Company had approximately $2,497,000 federal net operating loss carryforwards, which result in a deferred tax asset of $774,000, expiring from 2028 through 2034.

As of March 31, 2015, the Company had approximately $4,345,000 of state net operating loss carryforwards, which result in a deferred tax asset of $391,000, expiring from 2015 through 2034. The Company has recorded a valuation allowance of $67,410 as projected state income at the Company is not anticipated to be sufficient to realize these benefits.

15.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Company maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Company may contribute up to 10% of the annual compensation of each eligible employee. The Company’s contribution to the plan was $-0- for the years ended March 31, 2015 and 2014.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

16.	BOARD OF DIRECTORS’ RETIREMENT PLAN

The Company established a Defined Benefit Retirement Plan for the Bank’s Board of Directors on January 1, 2002. This plan provides a monthly retirement benefit equal to 4% of the board fees payable as of their retirement date, multiplied by their completed years of service, up to a maximum of 80% of the final fee amount. Directors must complete at least ten years of service in order to receive a retirement benefit under the plan. Director retirement benefits are payable in equal monthly installments during the director’s lifetime, unless the director elects to receive a life annuity with the first 129 months guaranteed or a life annuity with either 50% or 100% (joint and survivor benefits) continuing for the spouse’s lifetime after the Director dies. Under these other options, the retirement benefit is reduced to account for the value of the potential additional payments.

The estimated past service liability that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is zero.

Net pension expense was $30,648 and $32,280 for years ended March 31, 2015 and 2014, respectively. The components of net pension cost are as follows:

	Years Ended
	March 31,
	2015	2014

Service cost	$7,080	$7,700
Interest cost	18,924	18,944
Amortization of gain	4,644	5,636
Net amortization and deferral	-0-	-0-
Net periodic pension cost	$30,648	$32,280

     The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2015 and 2014:

	March 31,
	2015	2014

Accumulated benefit obligation	$558,403	$413,120
Projected benefit obligation	599,324	415,803
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	599,324	415,803

     The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2015	2014
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$415,803	$438,352
Service cost	7,080	7,700
Interest cost	18,924	18,944
Actuarial (gain) loss	192,737	(13,966)
Benefits paid	(35,220)	(35,227)
Benefit obligation at end of year	$599,324	$415,803

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

16.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

	March 31,
	2015	2014
Change in Plan Assets
Fair value of Plan assets at beginning of year	$-0-	$-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	35,220	35,227
Benefits paid	(35,220)	(35,227)
Fair value of Plan assets at end of year	$-0-	$-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended
	March 31,
	2015	2014
Discount rate for periodic pension cost	4.75%	4.50%
Discount rate for benefit obligation	4.00%	4.75%
Rate of increase in compensation levels and social security wage base	2.00%	2.00%
Expected long-term rate of return on plan assets	N/A	N/A

17.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP. The ESOP purchased 64,081 shares of common stock in the offering completed in March 2007 using proceeds of a loan from the former mid-tier holding company. The Company made annual payments of principal and interest over a term of 20 years at a rate of 8.25% to the Company. On October 16, 2013, the remaining unallocated shares were converted at a conversion rate of .5711 to 1 of the new Company shares. The remaining loan balance was refinanced over a term of 14 years at a rate of 3.25%. The ESOP has a second loan from the Company to fund the purchase of 23,644 additional shares in connection with the second step conversion completed on October 16, 2013 under which the Company makes annual payments of principal and interest over a term of 14 years at a rate of 3.25% to the Company. The loans are secured by the shares of the stock purchased.

The following table presents the components of the ESOP shares purchased.

	Years Ended
	March 31,
	2015	2014
Shares released for allocation	18,016	14,496
Unearned shares	42,224	45,744
Total ESOP shares	60,240	60,240

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

18.    STOCK BASED COMPENSATION (Continued)

The following table is a summary of the status of the shares under the 2008 Equity Incentive Plan as of March 31, 2015 and changes during the year ended March 31, 2015.

	Year Ended March 31, 2015
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted at the beginning of the period	20,000	$8.69
Granted
Vested
Forfeited
Restricted at the end of the period	20,000	8.69

19.    EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive      earnings per share computation for the years ended March 31, 2015 and 2014.

	2015	2014
Net (Loss)	$(632,832)	$(763,338)

Weighted average shares outstanding	945,425	945,425*
Adjusted average unearned ESOP shares	(42,224)	(45,744)
Weighted average share outstanding - basic	903,201	899,681
Effect of dilutive common stock equivalents
Adjusted weighted average shares outstanding - dilutive	903,201	899,681

Basic loss per share	$(0.70)	$(0.85)
Diluted loss per share	$(0.70)	$(0.85)

The effect of the 20,000 stock options outstanding as of March 31, 2015 is antidilutive and therefore not presented in the above table.

*	Restated for comparative purposes – reflecting the converted amount of shares

20.	FAIR VALUE MEASUREMENTS

FASB ASC 825, Financial Instruments, permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes must be recorded in earnings.

FASB ASC 820, Fair Value Measurement clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below.

Level 1

Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

20.	FAIR VALUE MEASUREMENTS (Continued)

Level2

Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As  required by this guidance, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid entities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or  market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified previously.

The following tables set forth the Company’s assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2015 and 2014.

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Securities available for sale:
Federal Home Loan Bank Bonds	$489,883	$489,883	$	$
Federal National Mortgage Association	482,558	482,558
Mutual Fund Shares	155,074	155,074
Totals	$1,127,515	$1,127,515	$	$

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

20.	FAIR VALUE MEASUREMENTS (Continued)

Those assets as of March 31, 2014 which are to be measured at fair value on a recurring basis are as follows:

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Securities available for sale:
Federal Home Loan Bank Bonds	$1,352,576	$1,352,576	$	$
Federal National Mortgage Association	437,648	437,648
Mutual Fund Shares	183,146	183,146
Totals	$1,973,370	$1,973,370	$	$

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

The following tables set forth the Company’s assets and liabilities that were accounted for and or disclosed at fair value on a nonrecurring basis as of March 31, 2015 and 2014:

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$4,521,712	$	$	$4,521,712
Real estate owned	2,433,483			2,433,483
Total	$6,955,195	$	$	$6,955,195

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

20.	FAIR VALUE MEASUREMENTS (Continued)

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired loans	$6,020,575	$	$	$6,020,575
Real estate owned	1,949,825			1,949,825
Total	$7,970,400	$	$	$7,970,400

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurement categorized within Level 3 of the fair value hierarchy as of March 31, 2015 and 2014:

	March 31, 2015
	Fair	Valuation
	Value	Technique	Unobservable Input	Range
Impaired loans	$4,521,712	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

Real estate owned	$2,433,483	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

	March 31, 2014
	Fair	Valuation
	Value	Technique	Unobservable Input	Range
Impaired loans	$6,020,575	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

Real estate owned	$1,949,825	Property appraisals	Management discount for selling costs, property type and market volatility	7% - 12% discount

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

20.	FAIR VALUE MEASUREMENTS (Continued)

In accordance with the disclosure requirements of FASB ASC 825, Financial Instruments, the estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
				Significant	Significant
				Other	Unobserv-
			Quoted	Observable	able
	Carrying		Prices	Inputs	Inputs
March 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$10,450,448	$10,450,448	$10,450,448	$	$
Investment securities available for sale	1,154,418	1,127,515		1,127,515
Investment and mortgage-backed securities held to maturity	24,617,338	24,566,903		24,566,903
Loans receivable, net	80,146,397	79,675,000			79,675,000
Accrued interest receivable	436,840	436,840	436,840
Federal Home Loan Bank stock	306,300	306,300	306,300
Bank owned life insurance	169,252	169,252	169,252

Financial Liabilities:
Deposits – non-interest bearing	10,733,275	10,733,275	10,733,275
Deposits – interest bearing	99,464,844	99,411,000		99,411,000
Advances from Federal Home Loan Bank	4,000,000	4,000,000	4,000,000
Accrued interest payable	5,763	5,763	5,763
Advances from borrowers for taxes and insurance	320,356	320,356	320,356

			Fair Value Measurements
				Significant	Significant
				Other	Unobserv-
			Quoted	Observable	able
	Carrying		Prices	Inputs	Inputs
March 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$3,332,639	$3,332,639	$3,332,639	$	$
Investment securities available for sale	2,185,959	1,973,370		1,973,370
Investment and mortgage-backed securities held to maturity	26,975,907	25,410,461		25,410,461
Loans receivable, net	83,539,442	83,059,000			83,059,000
Accrued interest receivable	462,284	462,284	462,284
Federal Home Loan Bank stock	271,300	271,300	271,300
Bank owned life insurance	165,197	165,197	165,197

Financial Liabilities:
Deposits – non-interest bearing	7,852,030	7,852,030	7,852,030
Deposits – interest bearing	102,772,669	103,249,000		103,249,000
Advances from Federal Home Loan Bank	2,000,000	2,000,000	2,000,000
Accrued interest payable	6,556	6,556	6,556
Advances from borrowers for taxes and insurance	328,815	328,815	328,815

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

20.	FAIR VALUE MEASUREMENTS (Continued)

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

21.    COMMITMENTS AND CONTINGENCIES

Financial Instruments

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying financial statements. These include commitments to extend credit and standby letters of credit, which are some of the instruments used by the Company to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

21.    COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of March 31, 2015 and 2014 were as follows:

	2015	2014
	Contractual	Contractual
	Amount	Amount
Financial instruments whose notional or contract amounts represent credit risk:
Construction loan commitments	$225,000	$51,000
Unused commercial lines of credit	1,425,000	960,000
Unused home equity lines of credit	4,450,000	4,600,000
Personal lines of credit	2,500	2,100
1-4 family residential mortgage commitments	1,683,000	896,000
Commercial real estate mortgage commitments	1,000,000	585,000
Standby letters of credit	55,000	25,000
Total	$8,840,500	$7,119,100

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination clauses, and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; accounts receivable; inventory; property and equipment; personal residences; income-producing commercial properties and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issued letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral and obtains personal guarantees supporting those commitments for which collateral or other security is deemed necessary.

The Company has not been required to perform on any financial guarantees during the past two years. The Company has not incurred any losses on its commitments in either 2015 or 2014.

Litigation

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

22.	RELATED PARTY TRANSACTIONS

The Company obtained legal services and insurance products from other entities which were affiliated with Directors of the Bank. The aggregate payment for these products and services amounted to $183,345 and $141,717, for the years ended March 31, 2015 and 2014, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

23.    REGULATORY CAPITAL

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines involving quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and 2014, that the Company meets all capital adequacy requirements to which it was subject.

As of March 31, 2015, the Company exceeded all regulatory capital requirements necessary to be considered a “well capitalized” bank, but was classified as “adequately capitalized” because it was subject to a written agreement with the OCC.

The Company’s actual and required capital amounts and ratios as of March 31, 2015 and 2014 are as follows:

					Minimum to be Well
					Capitalized Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Risk-Based Capital (to Risk-Weighted Assets)	$11,839,000	16.87%	≥$5,615,000	≥8.0%	≥$7,919,000	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,958,000	15.61%	≥$2,808,000	≥4.0%	≥$4,212,000	≥ 6.0%
Tier 1 Capital (to Total Assets)	$10,958,000	8.66%	≥$5,059,000	≥4.0%	≥$6,324,000	≥ 5.0%

					Minimum to be Well
					Capitalized under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total Risk-Based Capital (to Risk-Weighted Assets)	$12,557,000	17.42%	≥$5,767,000	≥8.0%	≥$7,208,000	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,649,000	16.16%	≥$2,883,000	≥4.0%	≥$4,325,000	≥ 6.0%
Tier 1 Capital (to Total Assets)	$11,649,000	9.23%	≥$5,047,000	≥4.0%	≥$6,309,000	≥ 5.0%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

24.   REGULATORY MATTERS

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

The written agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for the Bank. Specifically, the Bank must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2015, the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 8.66%, 15.61% and 16.87%, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

25.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

The following presents the changes in accumulated other comprehensive income (loss) by component net of tax:

	Unrealized
	Gains (Losses)	Defined	Accumulated
	On Available	Benefit	Other
	For Sale	Pension	Comprehensive
	Securities	Plans	Income (Loss)
Balance as of April 1, 2014	$(127,554)	$(63,857)	$(191,411)

Other comprehensive income (loss) before reclassification	111,884	(112,857)	(973)
Amount reclassified from accumulated other comprehensive income (loss)	(472)		(472)
Total other comprehensive (loss)	111,412	(112,857)	(1,445)

Balance as of March 31, 2015	$(16,142)	$(176,714)	$(192,856)

26.   FINANCIAL INFORMATION OF PARENT COMPANY

Delanco Bancorp, Inc. (Parent Company Only)

	For the Years Ended
	March 31,
	2015	2014
Statement of Financial Condition
Assets:
Cash and cash equivalents	$460,783	$716,188
Investment in Bank	9,592,799	9,381,452
Deferred income taxes	18,130	6,043

Total assets	$10,071,712	$10,103,683

Stockholders’ equity:

Total stockholders’ equity	10,071,712	10,103,683

Total liabilities and stockholders’ equity	$10,071,712	$10,103,683

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

26.    FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	For the Years Ended
	March 31,
	2015	2014

Income Statement
Interest on ESOP loan	$21,938	$18,563
Postage refund	1,611
Other interest income	706	484

Total income	$22,644	$20,658

Management fee	45,000	50,000
Compensation expense	30,216	15,108

Total expense	75,216	65,108

(Loss) before income tax benefit and equity in undistributed net loss of subsidiary	(52,572)	(44,450)
Equity in undistributed net loss of subsidiary	(591,847)	(724,932)
Income tax benefit	11,587	6,044

Net (loss)	$(632,832)	$(763,338)

Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	$30,216	$15,108

Operating activities:
Net (loss)	(632,832)	$(763,338)
Undistributed net loss of subsidiary	591,847	724,932
Increase in deferred income taxes	(12,087)	(6,044)

Net cash used in operating activities	(22,856)	(29,342)

Investing activities:
Distribution to subsidiary	(275,000)	(2,943,326)

Net cash used in investing activities	(275,000)	(2,943,326)

Financing activities:
Net proceeds from issuance of stock	3,376,373
Proceeds from ESOP loan	42,451

Net cash provided by financing activities	42,451	3,376,373

Net decrease in cash and cash equivalents	(255,405)	403,705

Cash and cash equivalents, beginning of year	716,188	312,483

Cash and cash equivalents, end of year	$460,783	$716,188