Form 10-Q
period 2015-06-30
Delanco Bancorp, Inc.
filed 2015-08-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accerlated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No ☒

As of August 6, 2015 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$764,453	$687,488
Interest-bearing deposits	6,600,831	9,762,960
Total cash and cash equivalents	7,365,284	10,450,448
Investment securities:
Securities held-to-maturity (fair value $24,109,282 and $24,566,903 at June 30, 2015 and March 31, 2015, respectively)	24,532,815	24,617,338
Securities available-for-sale (amortized cost of $1,148,760 and $1,154,418 at June 30, 2015 and March 31, 2015, respectively)	1,100,896	1,127,515
Total investment securities	25,633,711	25,744,853
Loans, net of allowance for loan losses of $1,156,926 at June 30, 2015 (unaudited), $1,185,178 at March 31, 2015	81,307,723	80,146,397
Accrued interest receivable	391,352	436,840
Real estate owned	2,434,992	2,433,483
Federal Home Loan Bank, at cost	298,800	306,300
Premises and equipment, net	6,472,215	6,490,331
Deferred income taxes	2,087,600	2,060,233
Bank-owned life insurance	169,252	169,252
Other assets	327,234	334,613
Total assets	$126,488,163	$128,572,750

LIABILITIES
Deposits
Non-interest bearing deposits	$11,112,303	$10,733,275
Interest bearing deposits	96,950,384	99,464,844
Total deposits	108,062,687	110,198,119
Advances from Federal Home Loan bank	4,000,000	4,000,000
Accrued interest payable	4,577	5,763
Advance payments by borrowers for taxes and insurance	368,900	320,356
Other liabilities	857,474	876,221
Total liabilities	113,293,638	115,400,459

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at June 30, 2015 and March 31, 2015, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at June 30, 2015 and March 31, 2015	$9,454	$9,454
Additional paid-in capital	9,973,641	9,965,764
Retained earnings, substantially restricted	3,963,479	3,936,546
Unearned common stock held by employee stock ownership plan	(546,617)	(546,617)
Accumulated other comprehensive (loss)	(205,432)	(192,856)
Total stockholder’s equity	13,194,525	13,172,291
Total liabilities and stockholders’ equity	$126,488,163	$128,572,750

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2015	2014
INTEREST INCOME
Loans	$896,377	$939,805
Investment securities	165,875	180,892
Total interest income	1,062,252	1,120,697

INTEREST EXPENSE
Interest-bearing checking accounts	9,012	9,841
Passbook and money market accounts	26,376	26,049
Certificates of deposits	100,495	112,764
Federal Home Loan Bank Advances	6,900	4,358
Total interest expense	142,783	153,012

Net interest income	919,469	967,685
Provision for loan losses	10,000	75,000
Net interest income after provision for loan losses	909,469	892,685

NON-INTEREST INCOME
Income (loss) from bank-owned life insurance	−	(531)
Gain (loss) on sale of real estate owned	(8,152)	−
Service charges	33,008	35,201
Rental income	38,438	26,136
Other	3,632	3,526
Total non-interest income	66,926	64,332

NON-INTEREST EXPENSE
Salaries and employee benefits	408,760	421,649
Advertising	6,471	4,489
Office supplies, telephone and postage	25,373	23,498
Loan expenses	15,906	69,901
Net occupancy expense	147,274	147,157
Real estate loss reserve	38,993	−
Federal insurance premiums	42,906	43,099
Data processing expenses	58,760	54,984
ATM expenses	6,118	7,024
Bank charges and fees	19,985	17,724
Insurance and surety bond premiums	24,245	19,257
Dues and subscriptions	10,316	6,221
Professional fees	72,636	78,957
Real Estate Owned expense	55,034	46,055
Other	34,917	28,949
Total non-interest expense	967,694	968,964

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	8,701	(11,947)

Income tax expense (benefit)	(18,232)	(14,263)

NET INCOME	$26,933	$2,316
INCOME PER COMMON SHARE	$0.03	$0.00

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Three Months Ended

	June 30, 2015	June 30, 2014

Net income	$26,933	$2,316

Unrealized gain (loss) available for sale:
Unrealized holding gain (loss), net of deferred tax (benefit) of ($19,146) and $25,965 in 2015 and 2014	(12,576)	38,947

Total other comprehensive income	$14,357	$41,263

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2015	945,425	9,454	$9,965,764	$3,936,546	(546,617)	(192,856)	13,172,291
Comprehensive income
Net income				26,933			26,933
Other comprehensive income, net of tax:						(12,576)	(12,576)

Employee stock option expense			7,877				7,877

Balance at June 30, 2015	945,425	$9,454	$9,973,641	$3,963,479	(546,617)	(205,432)	$13,194,525

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flow from operating activities
Net Income	$26,933	$2,316
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(18,982)	(12,013)
Depreciation	65,434	64,349
Discount accretion net of premium amortization	3,305	(511)
Provision for loan losses	10,000	75,000
Income from bank owned life insurance	−	531
(Gain)Loss on sale of real estate owned	8,152	−
Compensation expense for stock options	7,877	7,877
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	45,488	38,133
Pre-Paid income taxes	(2,250)	(5,500)
Other assets	9,630	49,573
Increase (decrease) in:
Accrued interest payable	(1,187)	(1,532)
Other liabilities	(18,747)	(139,668)
Net cash provided by operating activities	$135,653	$78,555

Cash flows from investing activities
Proceeds of securities available for sale	5,658	8,127
Purchases of securities held-to-maturity	(2,000,000)	−
Proceeds from maturities and principal repayments of securities held-to-maturity	2,081,217	1,151,699
Redemption (purchase)of investment required by law – stock in Federal Home Loan Bank	7,500	(32,100)
Proceeds from sale of real estate owned	45,023	219,020
Net (increase) decrease in loans	(1,226,009)	584,890
Purchases of premises and equipment	(47,318)	(39,586)
Net cash provided by(used in) investing activities	$(1,133,929)	$1,892,050

Cash flows from financing activities
(Decrease) increase in deposits	(2,135,432)	(2,581,257)
Increase in advance payments by borrowers for taxes and insurance	48,544	45,765
Increase in federal Home Loan bank Advances	−	1,000,000
Net cash used in financing activities	$(2,086,888)	$(1,535,492)

	Three Months Ended June 30,
	2015	2014

Net (decrease) increase in cash and cash equivalents	$(3,085,164)	$435,113

Cash and cash equivalents, beginning of the period	10,450,448	3,332,639

Cash and cash equivalents, end of period	$7,365,284	$3,767,752

Supplemental Disclosures:

Cash paid during the period for interest	$143,970	$154,544

Cash paid during the period for income taxes	$2,500	$5,500

Loans transferred to foreclosed real estate during the period	$96,621	$1,280,266

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$(12,576)	$38,947

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2015.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 13 basis points.

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

Tax years 2012 through 2014 remain subject to examination by Federal and New Jersey taxing authorities. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2015	2014
Numerator	$26,933	$2,316
Denominators:
Basic shares outstanding	903,021	899,681
Effect of dilutive securities	1,546	124
Dilutive shares outstanding	904,567	899,805
Earnings per share:
Basic	$0.03	$0.00
Dilutive	$0.03	$0.00

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at June 30, 2015 were 8.75%, 16.02% and 17.29%, respectively.

(7)	Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715) as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40) as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015 and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
June 30, 2015
Available-for-sale securities	$1,101	$	−	$	−

March 31, 2015
Available-for-sale securities	$1,127	$	−	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2015 and March 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2015
Impaired loans			$4,724
Real estate owned			2,435
Total			$7,159
March 31, 2015
Impaired loans			$4,522
Real estate owned			2,433
Total			$6,955

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2015 and March 31, 2015 was as follows:

	June 30, 2015
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$7,365	$7,365	$	−	$	−
Investment securities	25,682	−		25,682		−
Loans – net	81,308	−		−		80,759
FHLB stock	299	299		−		−
Accrued interest receivable	391	391		−		−
Bank–owned life insurance	169	169		−		−
Real estate owned	2,435	−		−		2,435
Total financial assets	$117,649	$8,224		$25,682		$83,234

Financial Liabilities:
Deposits	$108,063	$11,112		$96,951	$	−
Advance payments by borrowers for taxes and insurance	4,000	4,000		−		−
Advances Federal Home Loan Bank	369	369		−		−
Accrued interest payable	5	5		−		−
Total financial liabilities	$112,437	$15,486		$96,951	$	−

	March 31, 2015
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$10,450	$10,450	$	−	$	−
Investment securities	25,772	−		25,694		−
Loans – net	80,146	−		−		79,675
FHLB stock	306	306		−		−
Accrued interest receivable	437	437		−		−
Bank-owned life insurance	169	169		−		−
Total financial assets	$117,280	$11,362		$25,694		$79,675

Financial Liabilities:
Deposits	$110,198	$10,733		$99,411	$	−
Advances from Federal Home Loan Bank	4,000	4,000		−		−
Advance payments by borrowers for taxes and insurance	320	320		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$114,524	$15,059		$99,411	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	June 30, 2015			March 31, 2015
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$8,366	$	−	$8,840	$	−

(9)	Loans

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

Loans at June 30, 2015 and March 31, 2015 are summarized as follows (dollars in thousands):

	June 30,	March 31,
	2015	2015

Residential (one-to four-family) real estate	$63,229	$62,789
Multi-family and commercial real estate	8,715	7,979
Commercial	2,177	1,913
Home equity	7,605	8,006
Consumer	582	678
Construction	241	56
Total loans	82,549	81,421
Net deferred loan origination fees	(84)	(90)
Allowance for loan losses	(1,157)	(1,185)
Loans, net	$81,308	$80,146

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2015, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At June 30, 2015, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2015, the Bank has entered into formal forbearance agreements with three relationships totaling $344 thousand that require current payments while the borrowers restructure their finances

The following table represents loans by credit quality indicator at June 30, 2015 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$61,085	$	−	$	−	$2,144	$63,229
Multi-family and commercial real estate	6,042		596		420	1,657	8,715
Commercial	1,952		23		202	−	2,177
Home equity	7,594		−		−	11	7,605
Consumer	582		−		−	−	582
Construction	185		−		−	56	241
	$77,440		$619		$622	$3,868	$82,549

The following table represents past-due loans as of June 30, 2015 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$839	$935	$1,443	$3,217	$60,012	$63,229
Multi-family and commercial real estate	−	−	886	886	7,829	8,715
Commercial	98	−	−	98	2,079	2,177
Home Equity	315	−	11	326	7,279	7,605
Consumer	29	−	−	29	553	582
Construction	−	−	−	−	241	241
Total Loans	$1,281	$935	$2,340	$4,556	$77,993	$82,549
Percentage of Total Loans	1.55%	1.13%	2.84%	5.52%	94.48%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At June 30, 2015, the Bank had 16 loan relationships totaling $2.3 million in non-accrual loans as compared to 17 relationships totaling $2.3 million at March 31, 2015. The average balance of impaired loans totaled $4.9 million for the three months ended June 30, 2015 as compared to $4.7 million for the year ended March 31, 2015, and interest income recorded on impaired loans for the three months ended June 30, 2015 totaled $45 thousand as compared to $201 thousand for the year ended March 31, 2015.

The following table represents data on impaired loans at June 30, 2015 and March 31, 2015 (dollars in thousands):

	June 30, 2015	March 31, 2015
Impaired loans for which a valuation allowance has been provided	$—	$—
Impaired loans for which no valuation allowance has been provided	$4,724	$4,522
Total loans determined to be impaired	$4,724	$4,522
Allowance for loans losses related to impaired loans	$—	$—
Average recorded investment in impaired loans	$4,999	$4,707
Cash basis interest income recognized on impaired Loans	$45	$201

The following table presents impaired loans by portfolio class at June 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,667	$2,617	$	−	$2,718	$16
Multi-family and commercial real estate	2,054	2,006		−	2,133	24
Commercial	34	34		−	34	4
Home equity	11	11		−	11	−
Consumer	−	−		−	47	−
Construction	56	56		−	56	1
Total	$4,822	$4,724	$	−	$4,999	$45

The following table presents impaired loans by portfolio class with no valuation allowance at March 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,600	$2,535	$	−	$2,743	$65
Multi-family and commercial real estate	1,860	1,814		−	1,727	130
Commercial	35	35		−	31	1
Home equity	11	11		−	130	−
Consumer	71	71		−	18	2
Construction	56	56		−	58	3
Subtotal	$4,633	$4,522	$	−	$4,707	$201

The following table represents nonaccrual loans as of June 30, 2015 and March 31, 2015 (dollars in thousands):

	June 30, 2015		March 31, 2015
Non-accrual loans:
Residential real estate		$1,033		$880
Multi-family and commercial real estate		657		662
Commercial		−		−
Consumer		−		71
Home equity		11		11
Construction		−		−
Total non-accrual loans		1,701		1,624

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$410		$484
Multi-family and commercial real estate		229		229
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		639		713
Performing under modified terms:
Residential real estate		701		696
Multi-family and commercial real estate		771		773
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		56		56
Total troubled debt restructurings performing under modified terms:		1,528		1,525
Total troubled debt restructurings		2,167		2,238
Total non-performing loans		3,868		3,862
Real estate owned		2,435		2,433
Total non-performing assets		6,303		6,295

Non-performing loans as a percentage of loans		4.69%		4.74%
Non-performing assets as a percentage of loans and real estate owned		7.42%		7.51%
Non-performing assets as percentage of total assets		4.98%		4.90%

During the three months ended June 30, 2015, the Bank experienced a $3 thousand net increase in non-accrual loans. This change reflects the downgrading of two loan relationships to non-accrual status totaling $268 thousand during the three months ended June 30, 2015. The downgraded loans consisted of one residential mortgages totaling $153 thousand and one commercial real estate loan totaling $115 thousand. These additions to the non-accruals were offset by one commercial loan for $118 thousand that was paid in full, one residential loan in the amount of $75 thousand was transferred to real estate owned and the charge-off of one consumer loan in the amount of $71 thousand.

The following table presents troubled debt restructurings that occurred during the periods ended June 30, 2015 and March 31, 2015 and loans modified as troubled debt restructurings within the previous 3 and 12 month periods and for which there was a payment default during the period.

	June 30, 2015					March 31, 2015
		Outstanding Recorded Investment					Outstanding Recorded Investment
	Number of Contracts	Pre-Modification		Post- Modification		Number of Contracts	Pre-Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	$	−	$	−	1	$96	$111

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended June 30, 2015 and March 31, 2015:

	June 30,	March 31,
	2015	2015
Balance, beginning of period	$2,433	$1,950
Additions from loan foreclosures	97	2,332
Additions from capitalized costs	−	−
Dispositions of REO	(48)	(1,592)
Gain (loss) on sale of REO	(8)	(82)
Valuation adjustments in the period	(39)	(175)
Balance, end of period	$2,435	$2,433

The following table presents the changes in fair value adjustments to REO for the periods ended June 30, 2015 and March 31, 2015:

	June 30,	March 31,
	2015	2015
Balance, beginning of period	$851	$676
Valuation adjustments added in the period	39	642
Valuation adjustments on disposed properties during the period	(219)	(467)
Balance, end of period	$671	$851

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	June 30, 2015	March 31, 2015

Balance at beginning of period	$1,185	$1,448
Provision:
Commercial	17	45
Commercial real estate	(12)	176
Residential real estate	(49)	177
Home Equity	(6)	21
Consumer	59	(25)
Construction	1	(4)

Total Provision	10	390

Charge-Offs:
Commercial	−	19
Commercial Real Estate	−	598
Residential real estate	−	142
Home Equity	−	−
Consumer	71	4
Recoveries	(33)	(110)
Total Net Charge-Offs	38	653
Balance at end of period	1,157	$1,185
Period-end loans outstanding	82,549	$81,421
Average loans outstanding	$82,428	$83,253

Allowance as a percentage of period-end loans	1.40%	1.46%
Net charge-offs as a percentage of average loans	0.05%	0.78%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2015 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$86	$289	$702	$87		$21	$	−	$1,185
Loan charge-offs	−	−	−	−		(71)		−	(71)
Recoveries	1	16	10	−		6		−	33
Provision for loan losses	17	(12)	(49)	(6)		59		1	10

Balance, end of period	$104	$293	$663	$81		$15		$1	$1,157

Ending balance for loans individually evaluated for impairment
Ending balance for loans collectively evaluated for impairment	$104	$293	$663	$81		$15		$1	$1,157

Loans receivable:
Ending balance	$2,177	$8,715	$63,229	$7,605		$582		$241	$82,549
Ending balance: loans individually evaluated for impairment	$34	$1,813	$2,464	$11	$	−		$56	$4,378
Ending balance: loans collectively evaluated for impairment	$2,143	$6,902	$60,765	$7,594		$582		$185	$78,171

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

For the three months ending June 30, 2015, the Bank experienced one charge-off related to one relationship totaling $71 thousand as compared to two charge-offs relating to two loan relationships totaling $23 thousand and partial charge-offs relating to 17 loan relationships totaling $603 thousand for the year ended March 31, 2015.

At June 30, 2015, the Bank maintained an allowance for loan loss ratio of 1.40% to loans outstanding. Non-performing assets have increased by $8 thousand over their stated levels at March 31, 2015, representing a non-performing asset to total asset ratio of 4.98% at June 30, 2015 as compared to a non-performing asset to total asset ratio of 4.90% at March 31, 2015.

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

(10)     Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of June 30, 2015 and March 31, 2015 are as follows:

	Held-to-Maturity June 30, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$7,433	$	−	$(156)	$7,277
Federal Home Loan Bank Bonds	7,070		9	(144)	6,935
Federal Home Loan Mortgage Corporation Bonds	1,997		−	(54)	1,943
Federal National Mortgage Association	6,999		6	(159)	6,846
	23,499		15	(513)	23,001
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	398		25	−	423
Federal National Mortgage Association	451		43	−	494
Government National Mortgage Corporation	185		7	−	192
	1,034		75	−	1,109
Total	$24,533		$90	$(513)	$24,110

	Held-to-Maturity March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$7,569	$25	$(62)	$7,532
Federal Farm Credit Bonds	6,437	−	(55)	6,382
Federal Home Loan Mortgage Corporation Bonds	1,997	2	(20)	1,979
Federal National Mortgage Association Bond	6,999	16	(46)	6,969
Municipal Bond	470	2	−	472
	23,472	45	(183)	23,334
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	454	33	−	487
Federal National Mortgage Association	495	49	−	544
Government National Mortgage Corporation	196	6	−	202
	1,145	88	−	1,233
Total	$24,617	$133	$(183)	$24,567

	Available for Sale
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$500	$	−	$(23)	$477
Federal National Mortgage Association Bond	500		−	(25)	475
Mutual Fund Shares	149		−	−	149
	$1,149	$	−	$(48)	$1,101

	Available for Sale
	March 31, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$500	$	−	$(10)	$490
Federal National Mortgage Association Bond	500		−	(17)	483
Mutual Fund Shares	154		1	−	155
	$1,154		$1	$(27)	$1,128

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2015 and March 31, 2015:

	June 30, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$500	$507	$	−	−
After one year through five years	1,001	997		−	−
After five years through ten years	9,573	9,395		−	−
After ten years	13,459	13,211		1,000	952
Equity securities	−	−		149	149
	$24,533	$24,110		$1,149	$1,101

	March 31, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$971	$980	$	−	$	−
After one year through five years	1,000	999		−		−
After five years through ten years	8,911	8,839		−		−
After ten years	13,735	13,749		1,000		973
Equity securities	−	−		154		155
	$24,617	$24,567		$1,154		$1,128

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and March 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$3,530	$(60)	$2,393	$(107)	$5,923	$(167)
Federal Farm Credit Bonds	4,426	(63)	2,851	(93)	7,277	(156)
Federal Home Loan Mortgage Corporation Bonds	1,460	(37)	483	(17)	1,943	(54)
Federal National Mortgage Association	3,927	(72)	2,388	(112)	6,315	(184)
Total	$13,343	$(232)	$8,115	$(329)	$21,458	$(561)

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$2,457	$(20)	$2,451	$(52)	$4,907	$(72)
Federal Farm Credit Bonds	2,478	(14)	2,903	(42)	5,382	(55)
Federal Home Loan Mortgage Corporation Bonds	988	(12)	492	(8)	1,480	(20)
Federal National Mortgage Association	1,493	(7)	2,442	(57)	3,936	(64)
Mutual funds shares	−	−	−	−	−	−
Total	7,416	(53)	8,288	(159)	15,705	(211)

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

At June 30, 2015, the 45 debt securities with unrealized losses have depreciated 2.3% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2015 were $126.5 million, a decrease of $2.1 million from total assets of $128.6 million at March 31, 2015. Total liabilities decreased $2.1 million from $115.4 million at March 31, 2015 to $113.3 million at June 30, 2015. Total stockholders’ equity increased $22 thousand to $13.2 million at June 30, 2015, primarily due to the increase in retained earnings as a result of the quarterly net income.

Loans. At June 30, 2015, total loans, net, were $81.3 million, or 64.3% of total assets. Overall loans increased by $1.2 million primarily due to increased loans originations. Commercial and multi-family real estate loans increased by $736 thousand, residential real estate loans by $440 thousand, commercial loans by $264 thousand and construction loans by $185 thousand while home equity loans decreased by $401 thousand and consumer loans decreased by $96 thousand.

Total nonperforming loans at June 30, 2015 increased $6 thousand from March 31, 2015.

Securities. The investment securities portfolio was $25.6 million, or 20.3% of total assets, at June 30, 2015. At that date, 4.0% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $111 thousand compared to March 31, 2015. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $108.1 million at June 30, 2015, a decrease of $2.1 million compared to March 31, 2015. Deposits decreased as we made a conscious effort to reduce our reliance on high costing time deposits. Core deposits decreased for the three months by $ 511 thousand while time deposits decreased by $1.6 million.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Financial Highlights.  Net income for the three months ended June 30, 2015 was $27 thousand as compared to a net income of $2 thousand for the same prior year period. The increase in net income for the three month period was primarily the result of decreased provisions for loan losses.

Net Interest Income.   Net interest income decreased $48 thousand to $919 thousand for the three months ended June 30, 2015 as compared to the prior year period. The Bank saw a decrease in the interest rate spread (7 basis points) and a decrease in net interest margin (5 basis points) for the three month period.  The rates earned on assets declined, resulting in a 5.2% decrease in total interest income for the three months ending June 30, 2015 compared to the three months ended June 30, 2014. Total interest expense decreased by 6.7% between the same periods.

Average loans in the three months ended June 30, 2015 decreased $1.1 million, or 1.3%, compared with the same period in 2014, driven by payoffs in the residential and commercial mortgage portfolios as well as the transfer of loans into REO. Average investment securities in the three months ended June 30, 2015 decreased $2.9 million, or 10.2%, compared to the same period in 2014. The decrease in the investment portfolio was due to calls of debt securities. Declining interest rates decreased the average yield on earning assets to 3.70% for the three months ended June 30, 2015, compared with 3.91% for the same period in 2014.

Average interest-bearing deposits in the three months ended June 30, 2015 decreased $4.3 million or 4.2%, compared with the same period in 2014. Declining interest rates decreased the average cost of deposits to 0.56%, compared with 0.58% for the same period in 2014.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $10 thousand in the three months ended June 30, 2015 compared to $75 thousand in the three months ended June 30, 2014.  We had $38 thousand in net charge-offs in the three months ended June 30, 2015 compared to $258 thousand in net charge-offs in the same prior year period.

Non-Interest Income.  Non-interest income increased $3 thousand in the three month period ending June 30, 2015 compared to the three month period ended June 30, 2014 primarily due to rental income from REO properties partially offset by losses from the sale of real estate owned.

Non-Interest Expenses.  Non-interest expenses decreased $1 thousand in the three months ending June 30, 2015 compared to the three months ended June 30, 2014 primarily due to decreased salary and employee benefits and legal fees offset by increased real estate loss reserve.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $7.4 million. At June 30, 2015, we had $4 million in outstanding borrowings and had arrangements to borrow up to $11.5 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At June 30, 2015, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At June 30, 2015, we had $2.8 million in loan commitments outstanding. We also had $5.6 million in unused lines of credit and $40 thousand in unfunded constructions draws. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2015 totaled $24.8 million, or 60.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2015, the Company had $461 thousand in cash and cash equivalents compared to $716 thousand as of March 31, 2015.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended June 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

DELANCO BANCORP, INC.

Dated: August 14, 2015	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: August 14, 2015	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer