Form 10-Q
period 2015-09-30
Delanco Bancorp, Inc.
filed 2015-11-16
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$510,794	$687,488
Interest-bearing deposits	8,163,937	9,762,960
Total cash and cash equivalents	8,674,731	10,450,448
Investment securities:
Securities held-to-maturity (fair value $23,394,305 and $24,566,903 at September 30, 2015 and March 31, 2015, respectively)	23,453,911	24,617,338
Securities available-for-sale (amortized cost of $1,640,524 and $1,154,418 at September 30, 2015 and March 31, 2015, respectively)	1,607,076	1,127,515
Total investment securities	25,060,987	25,744,853
Loans, net of allowance for loan losses of $1,147,792 at September 30, 2015 (unaudited) and $1,185,178 at March 31, 2015	82,014,159	80,146,397
Accrued interest receivable	421,044	436,840
Premises and equipment, net	6,418,202	6,490,331
Federal Home Loan Bank, at cost	298,800	306,300
Deferred income taxes	2,084,701	2,060,233
Bank-owned life insurance	169,252	169,252
Real estate owned	2,157,766	2,433,483
Other assets	316,136	334,613
Total assets	$127,615,778	$128,572,750

LIABILITIES
Deposits
Non-interest bearing deposits	$12,120,042	$10,733,275
Interest bearing deposits	97,029,204	99,464,844
Total deposits	109,149,246	110,198,119
Advances from Federal Home Loan bank	4,000,000	4,000,000
Accrued interest payable	5,336	5,763
Advance payments by borrowers for taxes and insurance	423,119	320,356
Other liabilities	831,755	876,221
Total liabilities	114,409,456	115,400,459

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized at September 30, 2015 and March 31, 2015, respectively; no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized at September 30, 2015 and March 31, 2015, respectively; 945,425 shares issued and outstanding at September 30, 2015 and March 31, 2015	$9,454	$9,454
Additional paid-in capital	9,981,518	9,965,764
Retained earnings, substantially restricted	3,958,749	3,936,546
Unearned common stock held by employee stock ownership plan	(546,617)	(546,617)
Accumulated other comprehensive (loss)	(196,782)	(192,856)
Total stockholder’s equity	13,206,322	13,172,291
Total liabilities and stockholders’ equity	$127,615,778	$128,572,750

See Notes to the Unaudited Consolidated Financial Statements.

 DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans	$913,709	$926,137	$1,810,086	$1,865,942
Investment securities	167,904	180,238	333,779	361,130
Total interest income	1,081,613	1,106,375	2,143,865	2,227,072

INTEREST EXPENSE
Interest-bearing checking accounts	9,301	10,205	18,313	20,046
Passbook and money market accounts	26,198	26,212	52,574	52,261
Certificates of deposits	98,769	110,591	199,264	223,355
Federal Home Loan Bank Advances	6,980	4,964	13,880	9,322
Total interest expense	141,248	151,972	284,031	304,984

Net interest income	940,365	954,403	1,859,834	1,922,088
Provision for loan losses	−	300,000	10,000	375,000
Net interest income after provision for loan losses	940,365	654,403	1,849,834	1,547,088

NON-INTEREST INCOME
Gain (Loss) on sale of real estate owned	6,171	−	(1,981)	−
Service charges	37,653	39,715	70,661	74,916
Rental income	29,491	25,633	67,929	51,769
Other	3,949	5,838	7,581	8,833
Total non-interest income	77,264	71,186	144,190	135,518

NON-INTEREST EXPENSE
Salaries and employee benefits	423,318	420,245	832,078	841,894
Advertising	3,170	6,021	9,641	10,510
Office supplies, telephone and postage	27,106	35,727	52,479	59,225
Loan expenses	31,958	32,910	47,864	102,811
Occupancy expense	159,135	156,359	306,409	303,516
Federal insurance premiums	46,593	42,687	85,586	85,786
Real estate owned loss reserve	5,379	78,302	48,285	78,302
Data processing expenses	60,603	55,748	119,363	110,732
ATM expenses	7,806	10,258	13,924	17,282
Bank charges and fees	22,766	17,138	42,751	34,862
Insurance and surety bond premiums	24,843	27,854	49,088	47,111
Dues and subscriptions	13,955	7,474	24,271	13,695
Professional fees	79,414	80,049	152,050	159,006
Real Estate Owned expense, net	85,463	63,197	140,497	109,252
Other	32,968	29,219	67,885	58,168
Total non-interest expense	1,024,477	1,063,188	1992,171	2,032,152

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,848)	(337,599)	1,853	(349,546)

Income tax (benefit)	(2,118)	(159,995)	(20,350)	(174,258)

NET INCOME (LOSS)	(4,730)	(177,604)	22,203	(175,288)
INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.19)	$0.02	$(0.19)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Six months Ended

	September 30, 2015	September 30, 2014

Net income (loss)	$22,203	$(175,288)

Other comprehensive loss net of tax:

Unrealized gain (loss) on investment securities available for sale, net of deferred tax (benefit) of $(13,379) and $32,158 for the six months ended September 30, 2015 and 2014	(3,926)	48,237
Other comprehensive income (loss)	(3,926)	48,237
Total Comprehensive income (loss)	$18,277	$(127,051)

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Employee Stock Ownership Plan	Accumulated Other-Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2015	945,425	$9,454	$9,965,764	$3,936,546	$(546,617)	$(192,856)	13,172,291
Comprehensive income				22,203			22,203
Net income
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of ($3,143)						(3,926)	(3,926)

Employee stock option expense			15,754				15,754
Balance at September 30, 2015	945,425	$9,454	$9,981,518	$3,958,749	$(546,617)	$(196,782)	$13,206,322

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flow from operating activities
Net loss	$22,203	$(175,288)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(21,850)	(177,257)
Depreciation	131,622	129,457
Discount accretion net of premium amortization	6,686	(1,459)
Provision for loan losses	10,000	375,000
(Gain) Loss on sale of real estate owned	1,981	−
Compensation expense for stock options	15,754	15,754

Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	15,796	14,669
Other assets	18,477	36,474
Increase (decrease) in:
Accrued interest payable	(427)	(783)
Other liabilities	(44,466)	(8,559)
Net cash provided by operating activities	$155,776	$208,008

Cash flows from investing activities
Proceeds of securities available for sale	13,894	13,559
Purchase of securities available for sale	(500,000)	−
Purchases of securities held-to-maturity	(2,500,000)	(500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	3,656,741	1,757,622
Redemption of investment required by law – stock in Federal Home Loan Bank	7,500	10,000
Proceeds from sale of real estate owned	471,833	219,020
Net decrease (Increase) in loans	(2,075,857)	777,815
Purchases of premises and equipment	(59,493)	(50,691)
Net cash provided by(used in) investing activities	$(985,382)	$2,227,325

Cash flows from financing activities
(Decrease) increase in deposits	(1,048,874)	(1,571,487)
Increase in advance payments by borrowers for taxes and insurance	102,763	16,015
Increase in federal Home Loan bank Advances	−	1,000,000
Net cash provided by (used) in financing activities	$(946,111)	$(555,472)

Net increase (decrease) in cash and cash equivalents	$(1,775,717)	$1,879,861

Cash and cash equivalents, beginning of the period	10,450,448	3,332,639
Cash and cash equivalents, end of period	$8,674,731	$5,212,500

Supplemental Disclosures:

Cash paid during the period for interest	$270,578	$296,445

Cash paid during the period for income taxes	$2,500	$5,500

Loans transferred to foreclosed real estate during the period	$246,382	1,725,243

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$(3,926)	$48,237

See Notes to the Unaudited Consolidated Financial Statements.

 DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

September 30, 2015

(1)	Basis of Presentation

On October 16, 2013, Delanco Bancorp, Inc., a New Jersey corporation (the “Company”), became the holding company for Delanco Federal Savings Bank (the “Bank”) upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”). The Conversion involved the sale by the Company of 525,423 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 420,002 shares of common stock of the Company for shares of common stock of the former Delanco Bancorp, Inc. (“old Delanco Bancorp”) held by persons other than Delanco MHC (the “MHC”), and the elimination of old Delanco Bancorp and the MHC. Net proceeds received from the reorganization and stock offering totaled $3,280,000, net of costs of $923,000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2015.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 119 basis points.

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

Tax years 2009 through 2014 remain subject to examination by Federal and New Jersey taxing authorities. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Six Months Ended September 30,
	2015	2014

Numerator	$22,203	$(175,288)
Denominators:
Basic shares outstanding	903,021	899,681
Effect of dilutive securities	2,083	−
Dilutive shares outstanding	905,104	899,681
Earnings per share:
Basic	$0.02	$(0.19)
Dilutive	$0.02	$(0.19)

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at September 30, 2015 were 8.78%, 16.22% and 17.50%, respectively.

(7)	Recent Accounting Pronouncements

There was one recent amendment to an accounting pronouncements since the March 31, 2015 audited financial statements.

In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers – Deferral of the Effective Date. On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. For public business entities, the effective date was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In response to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners and users of financial statements, the Board issued proposed Accounting Standards Update, Revenue from Contracts with Customers: Deferral of the Effective Date. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company intends to comply with the effective date of this update.

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
September 30, 2015
Available-for-sale securities	$1,607	$	−	$	−

March 31, 2015
Available-for-sale securities	$1,127	$	−	$	−

 Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2015 and March 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans	$	−	$	−	$4,759
Real estate owned		−		−	2,158
Total	$	−	$	−	$6,917

March 31, 2015
Impaired loans	$	−	$	−	$4,522
Real estate owned		−		−	2,433
Total	$	−	$	−	$6,955

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2015 and March 31, 2015 was as follows:

	September 30, 2015
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$8,675	$8,675	$	−	$	−
Investment securities	25,094	−		25,001		−
Loans – net	82,014	−				81,371
FHLB stock	299	299				−
Accrued interest receivable	421	421				−
Bank–owned life insurance	169	169				−
Total financial assets	$116,672	$9,564		$25,001		$81,371

Financial Liabilities:
Deposits	$109,149	$12,120		$97,299	$	−
Advance payments by borrowers for taxes and insurance	423	423		−		−
Advances Federal Home Loan Bank	4,000	4,000		−		−
Accrued interest payable	5	5		−		−
Total financial liabilities	$113,577	$16,548		$97,299	$	−

	March 31, 2015
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$10,450	$10,450	$	−	$	−
Investment securities	25,772	−		25,694		−
Loans – net	80,146	−		−		79,675
FHLB stock	306	306		−		−
Accrued interest receivable	437	437		−		−
Bank-owned life insurance	169	169		−		−
Total financial assets	$117,280	$11,362		$25,694		$79,675

Financial Liabilities:
Deposits	$110,198	$10,733		$99,411	$	−
Advances from Federal Home Loan Bank	4,000	4,000		−		−
Advance payments by borrowers for taxes and insurance	320	320		−		−

Accrued interest payable	6	6		−		−
Total financial liabilities	$114,524	$15,059		$99,411	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	September 30, 2015			March 31, 2015
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$8,636	$	−	$8,840	$	−

(9)	Loans

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

Loans at September 30, 2015 and March 31, 2015 are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2015	2015

Residential (one-to four-family) real estate	$64,999	$62,789
Multi-family and commercial real estate	8,510	7,979
Commercial	2,043	1,913
Home equity	6,841	8,006
Consumer	578	678
Construction	280	56
Total loans	83,251	81,421
Net deferred loan origination fees	(89)	(90)
Allowance for loan losses	(1,148)	(1,185)
Loans, net	82,014	$80,146

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At September 30, 2015, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At September 30, 2015, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2015, the Bank has entered into formal forbearance agreements with four relationships totaling $589 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at September 30, 2015 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$62,286	−	−	$2,713	$64,999
Multi-family and commercial real estate	5,614	1,078	493	1,325	8,510
Commercial	1,822	76	145	−	2,043
Home equity	6,714	−	−	127	6,841
Consumer	578	−	−	−	578
Construction	225	−	−	55	280
	$77,239	1,154	638	4,220	83,251

The following table represents past-due loans as of September 30, 2015 (dollars in thousands):

	30-59 Days Past	60- 89 Days Past	Greater than 90 Days Past	Total Past		Total Loan
	Due	Due	Due	Due	Current	Balances
Residential real estate	$1,533	$221	$1,757	$3,511	$61,488	$64,999
Multi-family and commercial real estate	419	−	556	975	7,535	8,510
Commercial	121	−	−	121	1,922	2,043
Home Equity	5	160	127	292	6,549	6,841
Consumer	45	−	−	45	533	578
Construction	−	−	−	−	280	280
Total Loans	2,123	381	2,440	4,944	78,307	83,251
Percentage of Total Loans	2.55%	0.46%	2.93%	5.94%	94.06%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At September 30, 2015, the Bank had 16 loan relationships totaling $2.4 million in non-accrual loans as compared to 17 relationships totaling $2.3 million at March 31, 2015. The average balance of impaired loans totaled $5.0 million for the six months ended September 30, 2015 as compared to $4.7 million for the year ended March 31, 2015, and interest income recorded on impaired loans for the six months ended September 30, 2015 totaled $103 thousand as compared to $201 thousand for the year ended March 31, 2015.

The following table represents data on impaired loans at September 30, 2015 and March 31, 2015 (dollars in thousands):

	September 30, 2015		March 31, 2015
Impaired loans for which a valuation allowance has been provided	$	−	$—
Impaired loans for which no valuation allowance has been provided		$5,076	$4,522
Total loans determined to be impaired		$5,076	$4,522
Allowance for loans losses related to impaired loans	$	−	$—
Average recorded investment in impaired loans		$4,946	$4,707
Cash basis interest income recognized on impaired loans		$103	$201

The following table presents impaired loans by portfolio class at September 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	2,983	$2,928	$	−	$2,826	$28
Multi-family and commercial real estate	1,838	1,833		−	1,921	64
Commercial	133	133		−	132	8
Home equity	127	127		−	41	2
Consumer	−	−		−	24	−
Construction	60	55		−	57	1
Total	5,141	5,076	$	−	5,001	103

The following table presents impaired loans by portfolio class at March 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,600	$2,534	$	−	$2,743	$65
Multi-family and commercial real estate	1,860	1,813		−	1,727	130
Commercial	35	35		−	31	1
Home equity	11	11		−	130	−
Consumer	71	71		−	18	2
Construction	56	56		−	58	3

Subtotal	$4,633	$4,522	$	−	$4,707	$201

The following table represents nonaccrual loans as of September 30, 2015 and March 31, 2015 (dollars in thousands):

	September 30, 2015		March 31, 2015
Non-accrual loans:
Residential real estate		$1,347		$880
Multi-family and commercial real estate		556		662
Commercial		−		−
Consumer		−		71
Home Equity		127		11
Construction		−		−
Total non-accrual loans		2,030		1,624

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$410		$485
Multi-family and commercial real estate				228
Commercial				−
Consumer				−
Home Equity				−
Construction				−
Total troubled debt restructurings in non-accrual status		410		713
Performing under modified terms:
Residential real estate		956		696
Multi-family and commercial real estate		769		773
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		55		56
Total troubled debt restructurings performing under modified terms:		1,780		1,525
Total troubled debt restructurings		2,190		2,238
Total non-performing loans		4,220		3,862
Real estate owned		2,158		2,433
Total non-performing assets		6,378		6,295
Non-performing loans as a percentage of loans		5.07%		4.74%
Non-performing assets as a percentage of loans and real estate owned		7.47%		7.51%
Non-performing assets as percentage of total assets		5.00%		4.90%

During the six months ended September 30, 2015, the Bank experienced a $103 thousand net increase in non-accrual loans. This change reflects the downgrading of four loan relationships to non-accrual status totaling $709 thousand during the six months ended September 30, 2015. The downgraded loans consisted of one residential mortgages totaling $468 thousand, one commercial loans totaling $114 thousand and two home equity loans totaling $127 thousand. These additions to the non-accruals were offset by one commercial real estate loan for $229 thousand that returned to accruing status, one commercial loan for $118 thousand that was paid in full, one home equity loan in the amount of $11 thousand and one consumer loan of $71 thousand that were charged off, one residential loan in the amount of $75 thousand and one commercial real estate loan of $100 thousand that were transferred to real estate owned and repayments on loans of $2 thousand.

The following table presents troubled debt restructurings that occurred during the periods ended September 30, 2015 and March 31, 2015 and loans modified as troubled debt restructurings within the previous 6 and 12 month periods and for which there was a payment default during the period.

	September 30, 2015					March 31, 2015
		Outstanding Recorded Investment					Outstanding Recorded Investment
	Number of Contracts	Pre- Modification		Post- Modification		Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	$	−	$	−	1	$96	$111

	Number of Contracts	Recorded Investment				Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended September 30, 2015 and March 31, 2015:

	September 30,	March 31,
	2015	2015
Balance, beginning of period	$2,433	$1,950
Additions from loan foreclosures	247	2,333
Additions from capitalized costs	−	−
Dispositions of REO	(995)	(1,592)
Gain (loss) on sale of REO	(2)	(82)
Valuation adjustments in the period	475	(176)
Balance, end of period	$2,158	$2,433

The following table presents the changes in fair value adjustments to REO for the periods ended September 30, 2015 and March 31, 2015:

	September 30,	March 31,
	2015	2015
Balance, beginning of period	$851	$676
Valuation adjustments added in the period	48	642
Valuation adjustments on disposed properties during the period	(523)	(467)
Balance, end of period	$376	$851

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30,	March 31,
	2015	2015

Balance at beginning of period	$1,185	$1,448
Provision:
Commercial	2	45
Commercial real estate	(30)	176
Residential real estate	(22)	177
Home Equity	(3)	21
Consumer	62	(25)
Construction	1	(4)

Total provision	10	390
Charge-offs:
Commercial	−	19
Commercial real estate	−	598
Residential real estate	40	142
Home equity	11	−
Consumer	71	4
Recoveries	(75)	(110)
Total Net Charge-Offs	$47	$653
Balance at end of period	$1,148	$1,185
Period-end loans outstanding	$83,251	$81,421
Average loans outstanding	$83,598	$83,253

Allowance as a percentage of period-end loans	1.38%	1.46%
Net charge-offs as a percentage of average loans	0.06%	0.78%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2015 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Construction	Total
Balance, beginning of year	86	289	702	87	21	−	1,185
Loan charge-offs	−	−	(40)	(11)	(71)	−	(122)
Recoveries	3	30	31	−	11	−	75
Provision for loan losses	2	(30)	(22)	(3)	62	1	10

Balance, end of period	91	289	671	73	23	1	1,148

Ending balance for loans individually evaluated for impairment	133	1,643	2,928	−	−	55	4,759
Ending balance for loans collectively evaluated for impairment	1,910	6,867	62,071	6,841	578	225	78,492

Loans receivable:
Ending balance	2,043	8,510	64,999	6,841	578	280	83,251
Ending balance: loans individually evaluated for impairment	133	1,643	2,928	−	−	55	4,759
Ending balance: loans collectively evaluated for impairment	1,910	6,867	62,071	6,841	578	225	78,492

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

For the six months ending September 30, 2015, the Bank experienced two charge-offs relating to two relationships totaling $82 thousand and two partial charge-offs related to two relationships totaling $40 thousand as compared to two charge-offs relating to two loan relationships totaling $23 thousand and partial charge-offs relating to 17 loan relationships totaling $603 thousand for the year ended March 31, 2015.

At September 30, 2015, the Bank maintained an allowance for loan loss ratio of 1.38% to loans outstanding. Non-performing assets have increased by $83 thousand over their stated levels at March 31, 2015, representing a non-performing asset to total asset ratio of 5.00% at September 30, 2015 as compared to a non-performing asset to total asset ratio of 4.90% at March 31, 2015.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of September 30, 2015 and March 31, 2015 are as follows:

	Held-to-Maturity September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$7,434	$9	$(55)	$7,388
Federal Home Loan Bank Bonds	7,065	18	(45)	7,038
Federal Home Loan Mortgage Corporation Bonds	1,998	3	(22)	1,979
Federal National Mortgage Association	5,999	7	(40)	5,966
Municipal Bond	−	−	−	−
	22,496	37	(162)	22,371
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	361	21	−	382
Federal National Mortgage Association	427	40	−	467
Government National Mortgage Corporation	170	4	−	174
	958	65	−	1,023
Total	$23,454	$102	$(162)	$23,394

	Held-to-Maturity March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$7,569	$25	$(62)	$7,532
Federal Farm Credit Bonds	6,437	−	(55)	6,382
Federal Home Loan Mortgage Corporation Bonds	1,997	2	(20)	1,979
Federal National Mortgage Association Bond	6,999	16	(46)	6,969
Municipal Bond	470	2	−	472
	23,472	45	(183)	23,334
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	454	33	−	487
Federal National Mortgage Association	495	49	−	544
Government National Mortgage Corporation	196	6	−	202
	1,145	88	−	1,233
Total	$24,617	$133	$(183)	$24,567

	Available for Sale September 30, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$500	$	−	$(10)	$490
Federal National Mortgage Association Bond	500		−	(21)	479
Capital One Bank Certificate of Deposit	250		−	−	250
Discover Bank Certificate of Deposit	250		−	−	250
Mutual Fund Shares	141		−	(3)	138
Total	$1,641	$	−	$(34)	$1,607

	Available for Sale March 31, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$500	$	−	$(10)	$490
Federal National Mortgage Association Bond	500		−	(17)	483
Mutual Fund Shares	154		1	−	155
Total	$1,154		$1	$(27)	$1,128

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2015 and March 31, 2015:

	September 30, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$501	$505	$	−	$	−
After one year through five years	250	250		500		500
After five years through ten years	9,320	9,280		−		−
After ten years	13,383	13,359		1,000		969
Equity securities	−	−		141		138
	$23,454	$23,394		$1,641		$1,607

	March 31, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$971	$980	$	−	$	−
After one year through five years	1,000	999		−		−
After five years through ten years	8,911	8,839		−		−
After ten years	13,735	13,749		1,000		973
Equity securities	−	−		154		155
	$24,617	$24,567		$1,154		$1,128

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at September 30, 2015 and March 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$3,099	$(10)	$2,455	$(45)	$5,554	(55)
Federal Farm Credit Bonds	991	(8)	2,398	(47)	3,389	(55)
Federal Home Loan Mortgage Corporation Bonds	988	(12)	490	(10)	1,478	(22)
Federal National Mortgage Association	2,496	(4)	1,943	(57)	4,439	(61)
Mutual funds	138	(3)	−	−	138	(3)
Total	$7,712	$(37)	$7,286	$(159)	$14,998	$(196)

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$2,457	$(20)	$2,451	$(52)	$4,907	$(72)
Federal Farm Credit Bonds	2,478	(14)	2,903	(42)	5,382	(55)
Federal Home Loan Mortgage Corporation Bonds	988	(12)	492	(8)	1,480	(20)
Federal National Mortgage Association	1,493	(7)	2,442	(57)	3,936	(64)
Mutual funds shares	−	−	−	−	−	−
	7,416	(53)	8,288	(159)	15,705	(211)
Mortgage-Backed Securities:

Government National Mortgage Corporation	−	−	−	−	−	−
Total	$7,416	$(53)	$8,288	$(159)	$15,705	$(211)

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

At September 30, 2015, the 29 debt securities with unrealized losses have depreciated 0.7% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2015 were $127.6 million, a decrease of $1.0 million from total assets of $128.6 million at March 31, 2015. Total liabilities decreased $1.0 million from $115.4 million at March 31, 2015 to $114.4 million at September 30, 2015. Total stockholders’ equity increased $34 thousand to $13.2 million at September 30, 2015, primarily due to net income offset by the decrease in other comprehensive income related to decreased values in the available for sale securities portfolio.

Loans. At September 30, 2015, total loans, net, were $82.0 million, or 64.3% of total assets. Overall loans increased by $1.8 million primarily due to increased production exceeding the payoff and amortization of loans. Commercial and multi-family real estate loans increased by $531 thousand, residential real estate loans increased by $2.2 million, home equity loans decreased by $1.2 million and commercial loans increased by $130 thousand.

Total nonperforming loans at September 30, 2015 increased $358 thousand from March 31, 2015.

Securities. The investment securities portfolio was $25.1 million, or 19.6% of total assets, at September 30, 2015. At that date, 3.8% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $684 thousand compared to March 31, 2015. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $109.1 million at September 30, 2015, a decrease of $1.1 million compared to March 31, 2015. Deposits decreased as the Bank made a conscious effort to reduce its reliance on high costing time deposits. Core deposits increased $1.5 million for the six months ended September 30, 2015 while time deposits decreased by $2.4 million.

Results of Operations for the Three and Six Months Ended September 30, 2015 and 2014

Financial Highlights.  The net loss for the three months ended September 30, 2015 was $5 thousand as compared to a net loss of $178 thousand for the same prior year period. Net income for the six months ended September 30, 2015 was $22 thousand as compared to a net loss of $175 thousand for the same prior year period. The decrease in net income for the three-month period was primarily the result of decreased net interest income, increased salaries and employee benefits, professional fees and real estate owned expense. The increase in net income for the six-month period was primarily the result of the lower loan loss provision.

Net Interest Income.   Net interest income decreased $83 thousand to $2.1 million for the six months ended September 30, 2015 as compared to the prior year period. The Bank saw a decrease in the interest rate spread (5 basis points) and a decrease in net interest margin (4 basis points) for the six month period.  The rates earned on assets declined, resulting in a 3.2% decrease in total net interest income for the six months ended September 30, 2015 compared to the six months ended September 20, 2014. Total interest expense decreased by 6.9% between the same periods.

Average loans in the six months ended September 30, 2015 increased $345 thousand, or 0.5%, compared with the same period in 2014, driven by increased production in the residential mortgage portfolio. Average investment securities in the six months ended September 30, 2015 decreased $2.8 million, or 9.8%, compared to the same period in 2014. The decrease in the investment portfolio was due to calls of debt securities. Declining interest rates decreased the average yield on earning assets to 3.71% for the six months ended September 30, 2015, compared with 3.89% for the same period in 2014.

Average interest-bearing deposits in the six months ended September 30, 2015 decreased $4.6 million or 4.5%, compared with the same period in 2014. Declining interest rates decreased the average cost of deposits to 0.56% compared with 0.54% for the same period in 2014.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  There was no provision for loan losses for the three months ended September 30, 2015 and a provision of $10 thousand in the six months ended September 30, 2015 compared to $300 thousand and $375 thousand, respectively, for the comparable 2014 periods.  We had $9 thousand and $47 thousand in net charge-offs in the three and six months ended September 30, 2015, respectively, compared to $350 thousand and $653 thousand in net charge-offs in the same prior year periods. The charge-offs were primarily the result of re-evaluations of the collateral securing classified assets.

Non-Interest Income.  Non-interest income increased $9 thousand in the six-month period ending September 30, 2015 compared to the six-month period ended September 20, 2014 primarily due to increased rental income for both the three and six months ending September 30, 2015.

Non-Interest Expenses.  Non-interest expenses decreased $39 thousand and $40 thousand in the three and six months ending September 30, 2015, respectively, compared to the six months ended September 30, 2014 primarily due to decrease in loan expenses and real estate owned reserve offset by increase in real estate owned expenses. The increases in real estate owned expense are related to the increased number of properties in real estate owned and the increases in professional fees are related to the ongoing collection efforts on the classified assets.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $8.7 million. At September 30, 2015, we had $4 million in outstanding borrowings and had arrangements to borrow up to $15.4 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At September 30, 2015, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At September 30, 2015, we had $3.2 million in loan commitments outstanding. We also had $5.5 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2015 totaled $24.8 million, or 61.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2015 and March 31, 2015, the Company had $461 thousand in cash and cash equivalents.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended September 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

DELANCO BANCORP, INC.

Dated: November 16, 2015	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: November 16, 2015	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer