Form 10-Q
period 2015-12-31
Delanco Bancorp, Inc.
filed 2016-02-16
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No ☒

As of February 1, 2016 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$659,251	$687,488
Interest-bearing deposits	8,132,104	9,762,960
Total cash and cash equivalents	8,791,355	10,450,448
Investment securities:
Securities held-to-maturity (fair value $23,619,735 and $24,566,903 at December 31, 2015 and March 31, 2015, respectively)	23,844,795	24,617,338
Securities available-for-sale (amortized cost of $2,129,985 and $1,154,418 at December 31, 2015 and March 31, 2015, respectively)	2,110,206	1,127,515
Total investment securities	25,955,001	25,744,853
Loans, net of allowance for loan losses of $1,174,434 at December 31, 2015 and $1,185,178 at March 31, 2015	83,564,611	80,146,397
Accrued interest receivable	382,151	436,840
Premises and equipment, net	6,353,361	6,490,331
Federal Home Loan Bank, at cost	253,800	306,300
Deferred income tax, net	2,071,851	2,060,233
Bank-owned life insurance	169,252	169,252
Real estate owned	2,157,766	2,433,483
Other assets	256,437	334,613
Total assets	$129,955,585	$128,572,750

LIABILITIES
Deposits
Non-interest bearing deposits	$12,451,603	$10,733,275
Interest bearing deposits	99,978,432	99,464,844
Total deposits	112,430,035	110,198,119
Advances from Federal Home Loan bank	3,000,000	4,000,000
Accrued interest payable	665	5,763
Advance payments by borrowers for taxes and insurance	407,648	320,356
Other liabilities	849,140	876,221
Total liabilities	$116,687,488	$115,400,459

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized at December 31, 2015 and March 31, 2015, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized at December 31, 2015 and March 31, 2015; 945,425 shares issued and outstanding at December 31, 2015 and March 31, 2015	$9,454	$9,454
Additional paid-in capital	9,976,919	9,965,764
Retained earnings, substantially restricted	3,971,371	3,936,546
Unearned common stock held by employee stock ownership plan	(501,066)	(546,617)
Accumulated other comprehensive (loss)	(188,581)	(192,856)
Total stockholder’s equity	13,268,097	13,172,291
Total liabilities and stockholders’ equity	$129,955,585	$128,572,750

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
INTEREST INCOME
Loans	$910,027	$888,334	$2,720,113	$2,754,276
Investment securities	161,583	182,853	495,362	543,983
Total interest income	1,071,610	1,071,187	3,215,475	3,298,259

INTEREST EXPENSE
Interest-bearing checking accounts	10,743	10,378	29,056	30,424
Passbook and money market accounts	26,624	26,452	79,198	78,713
Certificates of deposits	101,031	106,778	300,295	330,133
Federal Home Loan Bank Advances	5,978	7,164	19,858	16,486
Total interest expense	144,376	150,772	428,407	455,756

Net interest income	927,234	920,415	2,787,068	2,842,503
Provision for loan losses	−	−	10,000	375,000
Net interest income after provision for loan losses	927,234	920,415	2,777,068	2,467,503

NON-INTEREST INCOME
Increase in cash surrender value of bank-owned life insurance	−	−	−	−
Loss on sale of real estate owned	(1,115)	(11,078)	(3,096)	(11,078)
Service charges	28,358	33,235	99,019	108,151
Rental income	15,969	26,349	83,898	78,118
Other	3,656	3,531	11,237	12,364
Total non-interest income	46,868	52,037	191,058	187,555

NON-INTEREST EXPENSE
Salaries and employee benefits	416,893	388,128	1,248,971	1,230,022
Advertising	7,894	7,239	17,535	17,749
Office supplies, telephone and postage	29,560	22,512	82,039	81,737
Loan expenses	14,276	14,775	62,140	117,586
Occupancy expense	155,811	143,768	462,220	447,284
Federal insurance premiums	43,083	42,384	128,669	128,170
Real estate owned loss reserve	−	314,845	48,285	393,147
Data processing expenses	61,894	57,084	181,257	167,816
ATM expenses	7,297	9,048	21,221	26,330
Bank charges and fees	20,890	17,251	63,641	52,113
Insurance and surety bond premiums	19,981	26,289	69,069	73,400
Dues and subscriptions	10,933	6,516	35,204	20,211
Professional fees	68,037	100,423	220,087	259,429
Real Estate Owned expense	59,836	65,627	200,333	174,879
Other	36,962	39,253	104,847	97,421
Total non-interest expense	953,347	1,255,142	2,945,518	3,287,294

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	20,755	(282,690)	22,608	(632,236)

Income tax expense (benefit)	8,133	(106,699)	(12,217)	(280,957)

NET INCOME (LOSS)	12,622	(175,991)	34,825	(351,279)
LOSS PER COMMON SHARE	$.01	$(0.19)	$0.04	$(0.39)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Nine Months Ended

	December 31, 2015	December 31, 2014

Net (Loss) Income	$34,825	$(351,279)

Other comprehensive loss net of tax:

Unrealized gain on investment securities available for sale, net of deferred tax of $1,710 and $29,827 for the nine months ended	4,275	82,813
Other comprehensive income (loss)	4,275	82,813
Total Comprehensive (Loss) Income	$39,100	$(268,466)

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Common Stock Held	Accumulated Other- Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	by ESOP	Income (Loss)	Equity

Balance at March 31, 2015	945,425	$9,454	$9,965,764	$3,936,546	$(546,617)	$(192,856)	13,172,291
Net income				34,825			34,825
Other comprehensive income, net of tax:						4,275	4,275

Employee stock option expense			23,631				23,631
Shares of common stock transferred to ESOP for services			(12,476)		45,551		33,075
Balance at December 31, 2015	945,425	$9,454	$9,976,919	$3,971,371	$(501,066)	$(188,581)	$13,268,097

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flow from operating activities
Net Income (Loss)	$34,825	(351,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
ESOP amortization	33,075	24,349
Deferred income taxes	(14,468)	(291,658)
Depreciation	198,048	193,635
Discount accretion net of premium amortization	5,601	(2,374)
Provision for loan losses	10,000	375,000
Income from bank owned life insurance	−	−
Loss on sale of real estate owned	3,096	11,078
Compensation expense for stock options	23,631	23,631
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	54,689	49,048
Other assets	79,426	86,959
Increase (decrease) in:
Accrued interest payable	(5,098)	(5,872)
Other liabilities	(28,331)	(33,905)
Net cash provided by operating activities	394,494	78,612

Cash flows from investing activities
Proceeds of securities available for sale	524,433	21,754
Purchases of securities available for sale	(1,500,000)	−
Purchases of securities held-to-maturity	(4,736,250)	(1,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	5.503,192	2,804,158
(Purchase) sale of investment required by law – stock in Federal Home Loan Bank	52,500	(35,000)
Proceeds from sale of real estate owned	470,718	864,532
Net (increase) decrease in loans	(3,626,310)	1,447,304
Purchases of premises and equipment	(61,078)	(58,959)
Net cash provided by(used in) investing activities	(3,372,795)	3,543,789

Cash flows from financing activities
(Decrease) increase in deposits	2,231,916	(1,603,203)
(Decrease) increase in advance payments by borrowers for taxes and insurance	87,292	(16,059)
Increase (decrease)in Federal Home Loan Bank advance	(1,000,000)	2,000,000
Net cash provided by financing activities	1,319,208	380,738

	Nine Months Ended December 31,
	2015	2014

Net increase (decrease) in cash and cash equivalents	$(1,659,093)	$4,003,139

Cash and cash equivalents, beginning of the period	10,450,448	3,332,639

Cash and cash equivalents, end of period	8,791,355	7,335,778

Supplemental Disclosures:

Cash paid during the period for interest	443,654	445,143

Cash paid during the period for income taxes	2,500	2,000

Loans transferred to foreclosed real estate during the period	246,382	1,827,367

Net change in unrealized gain on securities available-for-sale net of tax	4,275	82,813

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

December 31, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2015.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 108 basis points.

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

Tax years 2010 through 2014 remain subject to examination by Federal and New Jersey taxing authorities. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator	$12,622	$(175,991)	$34,825	$(351,279)
Denominators:
Basic shares outstanding	906,720	903,201	906,720	903,201
Effect of dilutive securities	2,222	−	2,222	−
Dilutive shares outstanding	908,942	903,201	908,942	903,201
Earnings per share:
Basic	$0.01	$(0.19)	$0.04	$(0.39)
Dilutive	$0.01	$(0.19)	$0.04	$(0.39)

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at December 31, 2015 were 8.74%, 15.95% and 17.23%, respectively.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

●	Level 1	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2015
Available-for-sale securities	$2,110	$	−	$	−

March 31, 2015
Available-for-sale securities	$1,127	$	−	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 and March 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans	$	−	$	−	$4,725
Real estate owned		−		−	2,158
Total	$	−	$	−	$6,883

March 31, 2015
Impaired loans	$	−	$	−	$4,522
Real estate owned		−		−	2,433
Total	$	−	$	−	$6,955

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2015 and March 31, 2015 was as follows:

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$8,791	$8,791	−	−
Investment securities	25,975	−	25,730	−
Loans – net	83,565	−	−	82,967
FHLB stock	254	254	−	−
Accrued interest receivable	382	382	−	−
Bank–owned life insurance	169	169	−	−
Total financial assets	119,136	9,596	25,730	82,967

Financial Liabilities:
Deposits	112,430	12,452	99,997	−
Advance payments by borrowers for taxes and insurance	408	408	−	−
Advances Federal Home Loan Bank	3,000	3,000	−	−
Accrued interest payable	1	1	−	−
Total financial liabilities	115,839	15,861	99,997	−

	March 31, 2015
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$10,450	$10,450	$	−	$	−
Investment securities	25,772	−		25,694		−
Loans – net	80,146	−		−		79,675
FHLB stock	306	306		−		−
Accrued interest receivable	437	437		−		−
Bank-owned life insurance	169	169		−		−
Total financial assets	$117,280	$11,362		$25,694		$79,675

Financial Liabilities:
Deposits	$110,198	$10,733		$99,411	$	−
Advances from Federal Home Loan Bank	4,000	4,000		−		−
Advance payments by borrowers for taxes and insurance	320	320		−		−

Accrued interest payable	6	6		−		−
Total financial liabilities	$114,524	$15,059		$99,411	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	December 31, 2015		March 31, 2015
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,989	−	$8,840	$	−

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

Loans at December 31, 2015 and March 31, 2015 are summarized as follows (dollars in thousands):

	December 31, 2015	March 31, 2015

Residential (one-to four-family) real estate	$65,549	$62,789
Multi-family and commercial real estate	9,672	7,979
Commercial	2,186	1,913
Home equity	6,680	8,006
Consumer	672	678
Construction	55	56
Total loans	84,814	81,421
Net deferred loan origination fees	(75)	(90)
Allowance for loan losses	(1,174)	(1,185)
Loans, net	83,565	$80,146

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2015, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At December 31, 2015, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of December 31, 2015, the Bank has entered into formal forbearance agreements with four relationships totaling $586 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at December 31, 2015 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$62,737	$	−	$	−	$2,812	$65,549
Multi-family and commercial real estate	7,338		886		127	1,321	9,672
Commercial	1,967		76		143	−	2,186
Home equity	6,646		−		−	34	6,680
Consumer	672		−		−	−	672
Construction	−		−		−	55	55
	$79,360		$962		$270	$4,222	$84,814

      The following table represents past-due loans as of December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$696	$880	$1,860	$3,436	$62,113	$65,549
Multi-family and commercial real estate	290	−	554	844	8,828	9,672
Commercial	98	−	−	98	2,088	2,186
Home Equity	25	93	34	152	6,528	6,680
Consumer	16	−	−	16	656	672
Construction	−	−	−	−	55	55
Total Loans	$1,125	$973	$2,448	$4,546	$80,268	$84,814
Percentage of Total Loans	1.32%	1.15%	2.89%	5.36%	94.64%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At December 31, 2015, the Bank had 15 loan relationships totaling $2.4 million in non-accrual loans as compared to 17 relationships totaling $2.3 million at March 31, 2015. The average balance of impaired loans totaled $5.0 million for the nine months ended December 31, 2015 as compared to $4.7 million for the year ended March 31, 2015, and interest income recorded on impaired loans for the nine months ended December 31, 2015 totaled $144 thousand as compared to $201 thousand for the year ended March 31, 2015.

The following table represents data on impaired loans at December 31, 2015 and March 31, 2015 (dollars in thousands):

	December 31, 2015		March 31, 2015
Impaired loans for which a valuation allowance has been provided	$	−	$—
Impaired loans for which no valuation allowance has been provided		5,077	4,522
Total loans determined to be impaired		5,077	4,522
Allowance for loans losses related to impaired loans		−	—
Average recorded investment in impaired loans		5,036	4,707
Cash basis interest income recognized on impaired loans		144	201

The following table presents impaired loans by portfolio class at December 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$3,071	$3,027	$	−	$2,897	$44
Multi-family and commercial real estate	1,930	1,927		−	1,991	84
Commercial	34	34		−	16	13
Home equity	34	34		−	36	1
Consumer	−	−		−	57	−
Construction	60	55		−	39	2

Total	$5,129	$5,077	$	−	$5,036	$144

The following table presents impaired loans by portfolio class at March 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,600	$2,536	$	−	$2,743	$65
Multi-family and commercial real estate	1,860	1,813		−	1,727	130
Commercial	35	35		−	31	1
Home equity	11	11		−	130	−
Consumer	71	71		−	18	2
Construction	56	56		−	58	3

Total	$4,633	$4,522	$	−	$4,707	$201

The following table represents nonaccrual loans as of December 31, 2015 and March 31, 2015 (dollars in thousands):

	December 31, 2015		March 31, 2015
Non-accrual loans:
Residential real estate		$1,450		$880
Multi-family and commercial real estate		554		662
Commercial		−		−
Consumer		−		71
Home Equity		34		11
Construction		−		−
Total non-accrual loans		2,038		1,624

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$410		$484
Multi-family and commercial real estate		−		229
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		410		713
Performing under modified terms:
Residential real estate		952		696
Multi-family and commercial real estate		767		773
Commercial				−
Consumer				−
Home Equity				−
Construction		55		56
Total troubled debt restructurings performing under modified terms:		1,774		1,525
Total troubled debt restructurings		2,184		2,238
Total non-performing loans		4,222		3,862
Real estate owned		2,158		2,433
Total non-performing assets		6,380		6,295

Non-performing loans as a percentage of loans		4.98%		4.74%
Non-performing assets as a percentage of loans and real estate owned		7.34%		7.51%
Non-performing assets as percentage of total assets		4.91%		4.90%

During the nine months ended December 31, 2015, the Bank experienced a $111 thousand net increase in non-accrual loans. This change reflects the downgrading of four loan relationships to non-accrual status totaling $778 thousand during the nine months ended December 31, 2015. The downgraded loans consisted of two residential mortgages totaling $632 thousand, one commercial loan relationship consisting of one loan totaling $112 thousand and one home equity loan totaling $34 thousand. These additions to the non-accruals were offset by one commercial loan for $229 thousand that returned to accruing status; one commercial loan for $118 thousand and one residential mortgage in the amount of $61 thousand that were paid in full; two consumer lines of credit totaling $82 thousand that were charged off; one residential mortgage totaling $75 thousand and one commercial real estate loan totaling $100 thousand that were transferred to real estate owned.

The following table presents troubled debt restructurings that occurred during the periods ended December 31, 2015 and March 31, 2015 and loans modified as troubled debt restructurings within the previous 9 and 12 month periods and for which there was a payment default during the period.

	December 31, 2015					March 31, 2015
		Outstanding Recorded Investment					Outstanding Recorded Investment
	Number of Contracts	Pre- Modification		Post- Modification		Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	$	−	$	−	1	$96	$111

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	-	$-

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Balance, beginning of period	$2,433	$1,950
Additions from loan foreclosures	247	2,333
Additions from capitalized costs	−	−
Dispositions of REO	(995)	(1,592)
Gain (loss) on sale of REO	(2)	(82)
Valuation adjustments in the period	475	(176)
Balance, end of period	$2,158	$2,433

The following table presents the changes in fair value adjustments to REO for the periods ended December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Balance, beginning of period	$851	$676
Valuation adjustments added in the period	48	642
Valuation adjustments on disposed properties during the period	(523)	(467)
Balance, end of period	$376	$851

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2015	March 31, 2015

Balance at beginning of period	$1,185	$1,448
Provision:
Commercial	(8)	45
Commercial real estate	(7)	176
Residential real estate	(39)	177
Home Equity	(1)	21
Consumer	65	(25)
Construction	−	(4)

Total provision	10	390
Charge-offs:
Commercial	−	19
Commercial real estate	−	598
Residential real estate	40	142
Home equity	11	−
Consumer	71	4
Recoveries	(101)	(110)
Total Net Charge-Offs	$21	$653
Balance at end of period	$1,174	$1,185
Period-end loans outstanding	$84,814	$81,421
Average loans outstanding	$85,627	$83,253

Allowance as a percentage of period-end loans	1.38%	1.46%
Net charge-offs as a percentage of average loans	0.02%	0.78%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2015 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$86	$289	$702	$87		$21	$	−	$1,185
Loan charge-offs	−	−	(40)	(11)		(71)		−	(122)
Recoveries	4	44	35	−		18		−	101
Provision for loan losses	(8)	(7)	(39)	(1)		65		−	10

Balance, end of period	$82	$326	$658	$75		$33	$	−	$1,174

Ending balance for loans individually evaluated for impairment	$133	$1,640	$2,863	$34	$	−		$55	$4,725
Ending balance for loans collectively evaluated for impairment	2,053	8,032	62,686	6,646		672		−	$80,089

Loans receivable:
Ending balance	$2,186	$9,672	$65,549	$6,680		$672		$55	$84,814
Ending balance: loans individually evaluated for impairment	$133	$1,640	$2,863	$34	$	−		$55	$4,725
Ending balance: loans collectively evaluated for impairment	2,053	8,032	62,686	6,646		672		−	$80,089

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

For the nine months ending December 31, 2015, the Bank experienced two full charge-offs relating to two loan relationships totaling $82 thousand and two partial charge-offs related to two relationships totaling $40 thousand as compared to two charge-offs relating to two loan relationships totaling $23 thousand and partial charge-offs relating to 17 loan relationships totaling $603 thousand for the year ended March 31, 2015.

At December 31, 2015, the Bank maintained an allowance for loan loss ratio of 1.38% to loans outstanding. Non-performing assets have increased by $84 thousand over their stated levels at March 31, 2015, representing a non-performing asset to total asset ratio of 4.91% at December 31, 2015 as compared to a non-performing asset to total asset ratio of 4.90% at March 31, 2015.

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

(10)         Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of December 31, 2015 and March 31, 2015 are as follows:

	Held-to-Maturity December 31, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$8,933	$	−	$(100)	$8,833
Federal Home Loan Bank Bonds	6,264		12	(90)	6,186
Federal Home Loan Mortgage Corporation Bonds	1,000		−	(25)	975
Federal National Mortgage Association	5,999		2	(81)	5,920
Municipal Bond	736		−	(1)	735
	22,932		14	(297)	22,649
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	342		17	−	359
Federal National Mortgage Association	410		37	−	447
Government National Mortgage Corporation	161		4	−	165
	913		58	−	971
Total	$23,845		$72	$(297)	$23,620

	Held-to-Maturity March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$7,569	$25	$(62)	$7,532
Federal Farm Credit Bonds	6,437	−	(55)	6,382
Federal Home Loan Mortgage Corporation Bonds	1,997	2	(20)	1,979
Federal National Mortgage Association Bond	6,999	16	(46)	6,969
Municipal Bond	470	2	−	472
	23,472	45	(183)	23,334
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	454	33	−	487
Federal National Mortgage Association	495	49	−	544
Government National Mortgage Corporation	196	6	−	202
	1,145	88	−	1,233
Total	$24,617	$133	$(183)	$24,567

	Available for Sale December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$1,500	$5	$(2)	$1,503
Federal National Mortgage Association Bond	500	−	(20)	480
Mutual Fund Shares	130	−	(3)	127
	$2,130	$5	$(25)	$2,110

	Available for Sale March 31, 2015
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$500	$	−	$(10)	$490
Federal National Mortgage Association Bond	500		−	(17)	483
Mutual Fund Shares	154		1	−	155
Total	$1,154		$1	$(27)	$1,128

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2015 and March 31, 2015:

	December 31, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$1,237	$1,237	$	−	$	−
After one year through five years	945	936		1,000		1,005
After five years through ten years	10,421	10,298		500		498
After ten years	11,242	11,149		500		480
Equity securities	−	−		130		127
	$23,845	$23,620		$2,130		$2,110

	March 31, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$971	$980	$	−	$	−
After one year through five years	1,000	999		−		−
After five years through ten years	8,911	8,839		−		−
After ten years	13,735	13,749		1,000		973
Equity securities	−	−		154		155
	$24,617	$24,567		$1,154		$1,128

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and March 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2015
	Less Than 12 Months		12 Months or Greater				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Certificate of Deposit	$248	$(2)	$	−	$	−	$248	$(2)
Federal Home Loan Bank Bonds	3,552	(32)		1,942		(58)	$5,494	(90)
Federal Farm Credit Bonds	6,645	(44)		2,388		(56)	9,033	(100)
Federal Home Loan Mortgage Corporation Bonds	487	(13)		488		(12)	975	(25)
Federal National Mortgage Association	3,954	(46)		1,943		(57)	5,897	(103)
Municipal Bond	735	(1)		−		−	735	(1)
Mutual Fund Shares	127	(3)		−		−	127	(3)
Total	$15,748	$(141)		$6,761		$(183)	$22,509	$(324)

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)
Federal Home Loan Bank Bonds	$2,457	$(20)	$2,451	$(52)	$4,907	$(72)
Federal Farm Credit Bonds	2,478	(14)	2,903	(42)	5,382	(55)
Federal Home Loan Mortgage Corporation Bonds	988	(12)	492	(8)	1,480	(20)
Federal National Mortgage Association	1,493	(7)	2,442	(57)	3,936	(64)
Mutual funds shares	−	−	−	−	−	−
	7,416	(53)	8,288	(159)	15,705	(211)
Mortgage-Backed Securities:

Government National Mortgage Corporation	−	−	−	−	−	−
Total	$7,416	$(53)	$8,288	$(159)	$15,705	$(211)

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

At December 31, 2015, the 45 debt securities with unrealized losses have depreciated 1.4% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2015 were $130.0 million, an increase of $1.4 million from total assets of $128.6 million at March 31, 2015. Total liabilities increased $1.3 million from $115.4 million at March 31, 2015 to $116.7 million at December 31, 2015. Total stockholders’ equity increased $100 thousand to $13.3 million at December 31, 2015, primarily due to net income and decrease in unearned common stock held by the Bank’s ESOP.

Loans. At December 31, 2015, total loans, net, were $83.6 million, or 64.3% of total assets. Overall loans increased by $3.4 million during the nine months ended December 31, 2015, primarily due to the origination of new loans. Commercial and multi-family real estate loans increased by $1.7 million, residential real estate loans increased by $2.8 million, and commercial loans increased by $273 thousand while home equity loans decreased by $1.3 million.

Total nonperforming loans at December 31, 2015 increased $359 thousand from March 31, 2015 primarily due to one residential mortgage in the amount of $468 thousand that went on non-performing status during the period.

 Securities. The investment securities portfolio was $26.0 million, or 20.0% of total assets, at December 31, 2015. At that date, 3.5% of the investment portfolio was invested in mortgage-backed securities, 5.8% was invested in certificates of deposit while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities increased $210 thousand compared to March 31, 2015.

Deposits. Total deposits were $112.5 million at December 31, 2015, an increase of $2.3 million compared to March 31, 2015. Deposits increased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the nine months by $4.9 million while time deposits decreased by $2.7 million.

Results of Operations for the Three and Nine Months Ended December 31, 2015 and 2014

Financial Highlights.  Net income for the three and nine months ended December 31, 2015 was $13 thousand and $35 thousand, respectively as compared to a net loss of $176 thousand and $351 thousand for the same prior year periods. The increase in net income for the three months and nine months ended December 31, 2015 was primarily the result of decrease in additional provisions to loan loss reserves and the real estate owned loss reserve and professional fees.

Net Interest Income.   Net interest income increased $7 thousand to $927 thousand for the three months and decreased $55 thousand to $2.8 million for the nine months ended December 31, 2015. The Bank saw a decrease in the interest rate spread (6 basis point) and a decrease in net interest margin (4 basis points) for the nine month period.  There was no change in total interest income for the three months ending December 31, 2015 compared to the three months ended December 31, 2014. Interest income declined 2.5% for the nine months ending December 31, 2015 compared to the nine months ended December 31, 2014. Total interest expense decreased by 4.2% between the three month period and 6.0% for the nine month period ending December 31, 2015.

Average loans in the nine months ended December 31, 2015 increased $455 thousand, or 0.55%, compared with the same period in 2014, as new originations were slightly higher than payoffs and amortization of the portfolio as well as the conversion of non-performing loans into real estate owned. Average investment securities in the nine months ended December 31, 2015 decreased $3.1 million, or 10.9%, compared to the same period in 2014. The decrease in the investment portfolio was due to the calls of debt securities. Declining interest rates offset by the increase in the loan portfolio resulted in an average yield on earning assets of 3.71% for the nine months ended December 31, 2015 and 2014.

Average interest-bearing deposits in the nine months ended December 31, 2015 decreased $3.5 million or 3.4%, compared with the same period in 2014. Interest rates increased the average cost of deposits to 0.55%, compared with 0.53% for the same period in 2014.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $0 in the three months and $10 thousand in the nine months ended December 31, 2015 compared to $0 in the three months and $375 thousand in the nine months ended December 31, 2014.  We had $0 in charge-offs in the three months and $122 thousand in the nine months ended December 31, 2015, compared to $96 thousand and $730 thousand in charge-offs in the same prior year periods. We had recoveries to the allowance of $27 thousand in the three months and $101 thousand in the nine months ended December 31, 2015 as compared to $46 thousand and $86 thousand in recoveries in the same prior year period.

Non-Interest Income.  Non-interest income decreased $5 thousand in the three month period ending December 31, 2015 compared to the three month period ended December 31, 2014, primarily due to a decrease in rental income on real estate owned in the period versus the previous year. Non-interest income increased $3.5 thousand in the nine months ended December 31, 2015 compared to the same period in the prior year, primarily due to smaller losses on sale of real estate, which totaled $3 thousand in 2015 as compared to $11 thousand in 2014, and by the increase in rental income on real estate owned.

Non-Interest Expenses.  Non-interest expenses decreased $302 thousand in the three months ending December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a decrease in the real estate owned loss reserve provision of $315 thousand over the prior period. Non-interest expense decreased in the nine months ended December 31, 2015 by $342 thousand over the same period in the prior year primarily due to the decreases in the real estate owned loss reserve provision of $393 thousand, loan expense of $56 thousand and professional fees of $39 thousand, partially offset by increases in real estate owned expenses of $25 thousand.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $8.8 million. At December 31, 2015, we had $3 million outstanding borrowings and had arrangements to borrow up to $13.6 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At December 31, 2015, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At December 31, 2015, we had $157 thousand in outstanding loan commitments. In addition we had $5.8 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2015 totaled $20.8 million, or 51.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2015, the Company had $480 thousand in cash and cash equivalents compared to $736 thousand as of December 31, 2014.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended December 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: February 16, 2016	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 16, 2016	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer