Form 10-K
period 2016-03-31
Delanco Bancorp, Inc.
filed 2016-06-29
CIK 1577603

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ____   No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2015 was approximately $8.9 million.

The number of shares outstanding of the registrant’s common stock as of June 8, 2016 was 945,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The population of Burlington County has remained steady in recent years, while unemployment has remained high, creating challenges for the growth of our business. The 2015 Census-estimated population of Burlington County was approximately 450,000. Burlington County’s population is projected to remain steady through 2017. The Philadelphia-Camden-Wilmington, PA-NJ-DE-MD metropolitan statistical area, of which Burlington County is a part, is the sixth largest in the United States as of July 2012 with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States.

According to the National Association of REALTORS, the median sales price for existing single-family homes in the Philadelphia metropolitan area decreased from $234,900 in 2007 to $204,900 in March 2015. In comparison, the median sales price for existing single-family homes in the United States decreased from $217,900 in 2007 to $210,700 in March 2015.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large banks operate in our market area, including Bank of America, Wells Fargo & Company, TD Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held 1.08% of the deposits in Burlington County, New Jersey.

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

From time to time, we have purchased participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey and other banking institutions to supplement our lending portfolio. Loan participations totaled $1.4 million at March 31, 2016. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to our President and Chief Executive Officer up to prescribed limits, based on the officer’s experience and tenure. All loans over $500,000 with respect to residential mortgage loans and smaller amounts with respect to other types of loans must be approved by the loan committee of the board of directors or the full board.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2016, our regulatory limit on loans to one borrower was $1.8 million. At that date, our largest lending relationship was $1.4 million and was secured by residential real estate. These loans were performing in accordance with their terms at March 31, 2016.

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

At March 31, 2016, our investment portfolio totaled $23.7 million, or 18.3% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York, Atlantic Community Bankers Bank and the Federal Reserve Bank of Philadelphia to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Atlantic Central Bankers Bank provides correspondent banking services, both credit and noncredit, to financial institutions in the Mid-Atlantic region. As a member, we are required to own capital stock in Atlantic Central Bankers Bank and are authorized to apply for advances under an unsecured line of credit. The Federal Reserve Bank of Philadelphia functions as a central reserve bank providing credit for member financial institutions. We are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. At March 31, 2016, we had arrangements to borrow up to $9.6 million from the Federal Home Loan Bank of New York and $1 million from the Atlantic Central Bankers Bank.

Personnel

As of March 31, 2016, we had 21 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal. Delanco Federal has two active subsidiaries, DFSB Properties, LLC, and DFSB Properties II, LLC which is the title holder for repossessed real estate.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2016, Delanco Federal maintained 92.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Delanco Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2016 of $254 thousand.

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

The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2016, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.67%, 15.99% and 17.26%, respectively.

ITEM 1A.	RISK FACTORS

We have experienced net losses in each of the last two fiscal years and we may not return to profitability in the near future.

We have experienced net losses of $18 thousand and $633 thousand for the years ended March 31, 2016 and 2015, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for and losses on the sale of real estate owned and other problem loan expenses. For the year ended March 31, 2016, we incurred net real estate owned expenses and losses of $427 thousand and other problem loan expenses of $74 thousand. For the year ended March 31, 2015, we incurred provision expenses of $390 thousand, real estate owned expenses and losses of $877 thousand, and other problem loan expenses of $160 thousand. At March 31, 2016, non-performing assets and troubled debt restructurings totaled $6.1 million, or 4.74% of total assets. As we work through our problem assets, we may incur additional expenses and losses on real estate owned and other problem loan expenses, while continued high levels of problem assets may result in additional provisions for loan losses, all of which would impede our return to profitability. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.15% for the year ended March 31, 2016, as compared to 3.26% for the year ended March 31, 2015. Our average yield on earning assets declined to 3.63% for the year ended March 31, 2016, from 3.78% for the year ended March 31, 2015 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments. Continued low market interest rates could cause further declines in our net interest margin, as our ability to reduce our cost of funds to offset further reductions in asset yields is limited.

We are a party to a formal written agreement with the OCC and our failure to comply with that agreement may result in further regulatory enforcement actions, including restrictions on our operations.

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010. The written agreement requires Delanco Federal to take certain actions and implement certain policies and procedures aimed at improving Delanco Federal’s capital, earnings and asset quality. The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2016, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 8.67%, 15.99% and 17.26% respectively.

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $1.8 million at March 31, 2008 to $9.0 million at March 31, 2009 and then to $10.3 million at March 31, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $6.1 million at March 31, 2016. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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

Our success depends to a large degree on the general economic conditions in Burlington County, New Jersey and the surrounding areas that comprise our market. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. At March 31, 2016, 76.0% of our loan portfolio consisted of loans secured by real estate in Burlington County. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

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

At March 31, 2016, Delanco Federal’s Tier 1 leverage ratio was 8.67%, which was in compliance with the individual minimum capital requirement imposed by the OCC that requires Delanco Federal to maintain a Tier 1 leverage ratio of at least 8%. Losses on loans, impairments to securities, declines in earnings or a combination of these or other factors could change Delanco Federal’s capital position in a relatively short period of time. If we are unable to remain in compliance with the individual minimum capital requirement imposed by the OCC, we may be required to raise additional capital. The need to raise substantial additional funds may force our management to spend more time in managerial and financing related activities than in operational activities. We may not be able to secure the required funding or it may not be available on favorable terms. Additional offerings of our common stock will dilute the ownership interest and possibly the book value per share of our current shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

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

The economic downturn that began in 2007 has required us to make significant additions to our allowance for loan losses. For the year ended March 31, 2008 through the year ended March 31, 2015, provisions for loan losses totaled $7.8 million. During this same period, we had net charge-offs of $7.1 million. For our most recent fiscal year ended March 31, 2016, we had recaptured $71 thousand of loan loss reserves and had net charge-offs of $15 thousand. At March 31, 2016, the allowance for loan losses was $1.1 million, which represented 1.32% of total loans and 25.2% of non-performing loans. A large loss could deplete the allowance and require substantial provisions to replenish the allowance, which would negatively affect earnings.

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

At March 31, 2016, $11.9 million, or 14.2%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, up from $9.9 million at March 31, 2015. Of these loans, $1.3 million were non-performing at March 31, 2016. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses.

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

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than historically available. This has been a significant factor in the decrease in the amount of our net interest income to $3.7 million for the year ended March 31, 2016 from $3.8 million for the year ended March 31, 2015 and $3.9 million for the year ended March 31, 2014. Our ability to lower our interest expense to offset declines in asset yields is limited at current interest rate levels. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which would have an adverse effect on our profitability.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of March 31, 2016, our investment portfolio included securities with an amortized cost of $23.7 million and an estimated fair value of $23.9 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Impairment of our deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

As a result of losses in prior years, we maintain a deferred tax asset (that is an asset recognized to reflect an expected benefit to be realized in the future) that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At March 31, 2016, our net deferred tax asset was $2.1 million, of which $1.9 million was disallowed for regulatory capital purposes. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held 1.08% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our Cinnaminson branch was designed and built to have rental units for third party tenants. Our inability to rent all of those units will necessitate that Delanco Federal cover some or all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings. Currently, none of the three rental units are occupied by third party tenants.

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

New capital rules generally require insured depository institutions to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the federal regulators adopted final rules for the Basel III capital framework. These rules substantially amended the regulatory risk-based capital rules applicable to Delanco Federal. The rules phase in over time beginning in 2015 and become fully effective in 2019. Beginning in 2015, Delanco Federal’s minimum capital requirements were (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Delanco Federal’s leverage ratio requirement will remain at 4%. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $6.3 million as of March 31, 2016.

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

The common stock of Delanco Bancorp is quoted on the OTCQB Marketplace under the symbol “DLNO.” The following table sets forth the high and low sales prices of the common stock, as reported by the OTCQB Marketplace, during each quarter of fiscal 2016 and 2015. As of June 15, 2016 there were approximately 179 holders of record of the Company’s common stock.

For the Year Ended March 31, 2016	High	Low
First Quarter	$9.30	$7.65
Second Quarter	9.60	8.91
Third Quarter	9.40	8.92
Fourth Quarter	10.00	9.04

For the Year Ended March 31, 2015	High	Low
First Quarter	$8.38	$8.00
Second Quarter	8.28	7.25
Third Quarter	8.00	6.92
Fourth Quarter	8.20	6.85

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

Purchases of Equity Securities

The Company did not repurchase any shares of its common stock in the year ended March 31, 2016 and currently has no publicly announced repurchase programs. At the request of the Federal Reserve Board, the Company has adopted resolutions that prohibit it from repurchasing any shares of its stock without the prior approval of the Federal Reserve Board.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Financial Condition Data:
Total assets	$129,415	$128,573	$127,396
Investment securities	23,735	25,745	28,949
Loans receivable, net	82,198	80,146	83,539
Deposits	111,865	110,198	110,625
Borrowings	3,000	4,000	2,000
Total stockholders’ equity	13,296	13,172	13,752

Operating Data:
Interest income	4,270	4,368	4,668
Interest expense	570	599	729
Net interest income	3,700	3,769	3,939
Provision for loan losses	(71)	390	957
Net interest income after provision for loan losses	3,771	3,379	2,982
Noninterest income	165	186	191
Noninterest expenses	4,006	4,523	4,336
Income before taxes	(70)	(958)	(1,163)
Income tax benefit	(52)	(325)	(400)
Net income (loss) (1)	$(18)	$(633)	$(763)

Per Share Data:
Earnings (loss) per share, basic (1)	$(0.02)	$(0.70)	$(0.85)
Earnings (loss) per share, diluted (1)	(0.02)	(0.70)	(0.85)
Weighted average shares – basic (1)	906,720	903,201	899,681
Weighted average shares – diluted (1)	906,720	903,201	899,681

	Years Ended March 31,
	2016	2015	2014
Performance Ratios:
Return on average assets	(0.01)%	(0.49)%	(0.59)%
Return on average equity	(0.14)	(4.66)	(6.21)
Interest rate spread (1)	3.07	3.21	3.28
Net interest margin (2)	3.15	3.26	3.33
Noninterest expense to average assets		3.53	3.34
Efficiency ratio (3)	103.66	114.36	105.00
Average interest-earning assets to average interest-bearing liabilities	115.08	109.74	108.74
Average equity to average assets	10.34	10.60	9.47
Equity to assets at period end	10.27	10.25	10.79

Capital Ratios (4):
Tangible capital	8.67	8.66	9.23
Core capital	8.67	8.66	9.23
Total risk-based capital	17.26	16.87	17.42

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.32	1.46	1.70
Allowance for loan losses as a percent of nonperforming loans	25.20	30.70	24.10
Net charge-offs to average outstanding loans during the period	0.02	0.78	0.62
Non-performing loans as a percent of total loans	5.24	4.74	7.19
Non-performing assets to total assets	4.74	4.90	6.26

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have experienced net losses of $18 thousand and $633 thousand for the years ended March 31, 2016 and 2015, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for real estate owned and other problem loan expenses. For the year ended March 31, 2016, we had net interest income of $3.7 million and recognized a $71 thousand recapture of provision for loan losses, net real estate owned expenses and losses of $427 thousand, and other problem loan expenses of $74 thousand. For the year ended March 31, 2015, we had net interest income of $3.8 million and incurred provision expenses of $390 thousand, real estate owned expenses and losses of $877 thousand, and other problem loan expenses of $160 thousand. At March 31, 2016, non-performing assets and troubled debt restructurings totaled $6.1 million, or 4.74% of total assets.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

Our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.15% for the year ended March 31, 2016, as compared to 3.26% for the year ended March 31, 2015. Our average yield on earning assets declined to 3.63% for the year ended March 31, 2016, from 3.78% for the year ended March 31, 2015 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts). In some years, we recognize income from the sale of loans and securities. Our facility in Cinnaminson includes space that we will rent to other businesses. Currently, the units are vacant.

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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is either charged to or a credit to income. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 2 to the consolidated financial statements.

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

Balance Sheet Analysis

Overview. Total assets at March 31, 2016 were $129.4 million, an increase of $842 thousand, or 0.06%, from total assets of $128.6 million at March 31, 2015. The change in the asset composition primarily reflected an increase in cash and cash equivalents and outstanding loans, and a decrease in investments. Total liabilities at March 31, 2016 were $116.1 million, an increase of $719 thousand, or 0.06%, from total liabilities of $115.4 million at March 31, 2015. The change in liabilities primarily reflected a decrease in advances from Federal Home Loan Bank offset by an increase in non- interest bearing deposits as we concentrated on increasing our core deposits and chose not to match competitors’ rates on certificates of deposit. Total stockholders’ equity increased by $123 thousand, primarily due to decrease in comprehensive loss for the year of $73 thousand.

Loans. At March 31, 2016, total loans, net, were $82.2 million, or 63.5% of total assets. During the year ended March 31, 2016, loans increased by $2.1 million due primarily to new originations of commercial real estate loans and home equity loans that exceeded the payoffs and principal repayments on existing loans. Commercial and multi-family real estate loans increased by $1.6 million, commercial loans increased by $377 thousand, home equity loans increased by $522 thousand while residential loans decreased by $538 thousand. Net loans experienced an increase for the first time since March 31, 2011 as we increased our lending activities after focusing on working out our problem assets and managing our asset size in order to maintain our capital ratios.

Table 1: Loan Portfolio Analysis

	2016		2015		2014
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$62,251	74.7%	$62,789	77.1%	$63,524	74.7%
Commercial and multi-family	9,569	11.5	7,979	9.8	10,414	12.2
Construction	54	0.1	56	0.1	1,009	1.2
Total real estate loans	71,874	86.3	70,824	87.0	74,947	88.1
Commercial loans	2,290	2.7	1,913	2.4	1,307	1.5
Consumer loans:
Home equity	8,528	10.2	8,006	9.8	8,144	9.6
Other	682	0.8	678	0.8	686	0.8
Total consumer loans	9,210	11.0	8,684	10.6	8,830	10.4
Total loans	83,374	100.0%	81,421	100.0%	85,084	100.0%
Net deferred loan fees	(77)		(90)		(97)
Allowance for losses	(1,099)		(1,185)		(1,448)
Loans, net	$82,198		$80,146		$83,539

The following table sets forth certain information at March 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2016 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$2,262	$362	$1,367	$3,991
More than one to five years	3,819	643	2,678	7,140
More than five years	65,793	1,285	5,165	72,243
Total	$71,874	$2,290	$9,210	$83,374

Interest rate terms on amounts due after one year:
Fixed-rate loans	$65,549	$875	$4,152	$70,576
Adjustable-rate loans	4,063	1,053	3,691	8,807
Total	$69,612	$1,928	$7,843	$79,383

Securities. The investment securities portfolio was $23.7 million, or 18.3% of total assets, at March 31, 2016. At that date 3.7% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio decreased $2 million in the year ended March 31, 2016 due to the called U.S. Government agency securities.

Table 3: Investment Securities

	2016		2015		2014
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government sponsored enterprise securities	$500	$497	$1,000	$972	$2,000	$1,790
Certificates of Deposit	1,500	1,531	−	−	−	−
Mutual funds	122	122	154	155	186	183
Total available for sale	2,122	2,150	1,154	1,127	2,186	1,973

Securities held to maturity:
Government sponsored enterprise securities	19,972	20,033	23,002	22,862	25,007	23,350
Municipal securities	736	735	470	472	547	548
Mortgage-backed securities	877	938	1,145	1,233	1,422	1,513
Total held to maturity	21,585	21,706	24,617	24,567	26,976	25,411
Total	$23,707	$23,856	$25,771	$25,694	$29,162	$27,384

The following table sets forth the stated maturities and weighted average yields of our investment securities at March 31, 2016. Approximately $392 thousand of mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

Table 4: Investment Maturities Schedule

	One Year or Less				More than One Year to Five Years			More than Five Years to Ten Years			More than Ten Years		Total
March 31, 2016 (Dollars in thousands)	Carrying Value		Weighted Average Yield		Carrying Value		Weighted Average Yield	Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
Government sponsored enterprise securities	$	−	−	%	$	−	− %	$	−	− %	500	2.35%	$500	2.75
Certificates of deposit		−	−			1,000	2.26		500	2.4	−	−	1,500	2.31
Mutual funds		−	−			−	−		−	−	−	−	122	−
Total available for sale		−	−			1,000	2,26		500	2.4	500	2.35	2,122	−

Securities held to maturity:
Government sponsored enterprise securities	$	−	−	%		$945	1.48%		$8,111	2.37%	10,916	2.83%	$19,972	2.58
Municipal securities		736	0.75			−	−		−	−	−	−	736	0.75
Mortgage-backed securities		−	−			−	−		252	2.53	625	3.56	877	3.26
Total held to maturity		736	0.75			945	1.48		8,363	2.37	11,541	2.87	21,585	2.54
Total		736	0.75%			1,945	1.88%		8,863	2.37%	12,041	2.87%	23,707	−

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2016, core deposits were 65.0% of total deposits, up from 60.7% at March 31, 2015. We do not have any brokered deposits. Total deposits increased by $1.7 million in the year ended March 31, 2016 as core deposits increased by $5.9 million and certificates of deposit decreased by $4.2 million. During the year ended March 31, 2016, we chose not to match the highest time deposit rates in our market in an effort to reduce our funding costs.

Table 5: Deposits

	2016		2015		2014
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$12,054	10.8%	$10,733	9.74%	$7,852	7.1%
Interest-bearing demand deposits	23,028	20.6	20,816	18.89	19,638	17.8
Savings and money market accounts	37,682	33.7	35,330	32.06	36,896	33.3
Certificates of deposit	39,101	34.9	43,319	39.31	46,239	41.8
Total	$111,865	100.0%	$110,198	100.0%	$110,625	100.0%

Table 6: Time Deposit Maturities of $100,000 or more

March 31, 2016 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$1,845
Over three through six months	1,613
Over six through twelve months	3,025
Over twelve months	5,777
Total	$12,260

Table 7: Time deposits by rate

			At March 31,
(Dollars in thousands)			2016	2015	2014
0.00	-	0.99%	$21,696	$26,143	$27,342
1.00	-	1.99%	14,773	12,866	12,374
2.00	-	2.99%	2,632	4,310	6,351
3.00	-	3.99%	−	−	172
Total			$39,101	$43,319	$46,239

Table 8: Time deposits by rate and maturity

			Amount Due
(Dollars in thousands)			Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years		More Than Four Years		Total at March 31, 2015	Percent of Total Certificate Accounts
0.00	-	0.99%	$17,373	$4,044	$279	$	−	$	−	$21,696	55.5%
1.00	-	1.99%	3,404	4,138	3,095		2,359		1,777	14,773	37.8
2.00	-	2.99%	2,313	−	−		−		319	2,632	6.7
Total			$23,090	$8,182	$3,374		$2,359		$2,096	$39,101	100.0%

Borrowings. We have borrowing arrangements with the FHLB and Atlantic Community Banker’s Bank to provide an additional source of liquidity.

Table 9: Borrowings

March 31, (Dollars in thousands)	2016	2015	2014
Maximum amount outstanding at any month end during the period:
Advances	$4,000	$5,000	$2,000
Average amount outstanding during the period (1):
Advances	3,500	3,667	458
Weighted average interest rate during the period (1):
Advances	0.64%	0.66%	0.43%
Balance outstanding at end of period:
Advances	$3,000	$4,000	2,000
Weighted average interest rate at end of period:
Advances	0.57%	0.69%	0.43%

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2016 and 2015

Financial Highlights. Net loss for the year ended March 31, 2016 was $18 thousand compared to net loss of $633 thousand for the year ended March 31, 2015. Our profitability has suffered due to expenses for real estate owned and other problem loan expenses. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.15% for the year ended March 31, 2016, as compared to 3.26% for the year ended March 31, 2015. Our average yield on earning assets declined to 3.63% for the year ended March 31, 2016, from 3.78% for the year ended March 31, 2015 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

Table 10: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2016	2015	2016 v. 2015	% Change
Net interest income	$3,700	$3,769	$(69)	(1.8)%
Provision for loan losses	(71)	390	(461)	NM
Noninterest income	165	186	(21)	11.3
Noninterest expenses	4,007	4,523	(516)	11.4
Net income (loss)	(18)	(633)	(615)	(97.2)

Return on average equity	(0.14)%	(4.66)%
Return on average assets	(0.01)	(0.49)

Net Interest Income. Net interest income for the year ended March 31, 2016 was $3.7 million compared to $3.8 million for the year ended March 31, 2015, a decrease of 1.8%. The net interest margin decreased 11 basis points to 3.15% for the year ended March 31, 2016, as average interest-earning assets increased $1.9 million while average interest-bearing liabilities decreased $3.3 million. Also contributing to the decrease in the net interest margin was a 15 basis point decrease in the average yield on interest-earning assets, which exceeded the 1 basis point decrease in the average cost of interest-bearing liabilities.

For the year ended March 31, 2016, interest income declined 2.2% compared to the prior year. Interest income on loans decreased $45 thousand as the average balance increased $2.6 million and the average yield declined 20 basis points. Interest income on investment securities decreased $53 thousand, as lower average volumes exceeded lower yields on investments.

For the year ended March 31, 2016, interest expense declined 5.0% compared to the prior year, as the average balance of interest bearing deposits decreased $3.1 million and the average rate paid decreased 1 basis points. The decrease in deposits was driven by a decrease of $4.2 million in certificates of deposit, which was partially offset by increases in demand deposits and savings and money market accounts.

Table 11: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2016	2015	2016 v. 2015		% Change
Components of net interest income
Loans	$3,600	$3,645	$(45)		(1.2)%
Investment securities	670	723	(53)		(7.3)
Total interest income	4,270	4,368	(98)		(2.2)
Deposits	544	576	(32)		(5.5)
Borrowings	26	23	3		13.0
Total interest expense	570	599	(29)		(4.8)
Net interest income	3,700	3,769	(69)		(1.8)
Average yields and rates paid
Interest-earning assets	3.63%	3.78%	(15	)bp
Interest-bearing liabilities	0.56	0.57	(1)
Interest rate spread	3.07	3.21	(14)
Net interest margin	3.15	3.26	(11)
Average balances
Loans	$83,666	$81,079	$2,587		3.2%
Investment securities	25,420	27,725	(2,305)		(8.3)
Earning assets	117,487	115,628	1,859		1.6
Interest-bearing deposits	98,587	101.696	(3,109)		(3.1)
Interest bearing borrowings	3,500	3,666	(166)		(4.5)

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. If it is determined that the amount in the allowance is greater than is necessary according to evaluation, a negative provision is recorded and is reflected in earnings. Provisions for loan losses were a negative $71 thousand in the year ended March 31, 2016 compared to $390 thousand in the year ended March 31, 2015. The negative provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio and continuing lower historical loss rates. We had $139 thousand in charge-offs in the year ended March 31, 2016, compared to $763 thousand in charge-offs in the year ended March 31, 2015.

The allowance for loan losses was $1.1 million, or 1.32% of total loans outstanding as of March 31, 2016 as compared with $1.2 million, or 1.46% as of March 31, 2015. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $164 thousand for the year ended March 31, 2016 compared to $186 thousand for the prior year.

Table 12: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2016	2015	$ Change	% Change

Service charges	$125	$137	$(12)	(8.8)%
Rental income	19	29	(10)	34.5
Income from bank owned life insurance	5	4	1	25
Other	15	16	(1)	(6.3)
Total	$164	$186	$(22)	(11.8)%

Noninterest Expense. Noninterest expense was $4.0 million for the year ended March 31, 2016 compared to $4.5 million for the prior year. The decrease in noninterest expense over the prior year was primarily due to decrease in impairment losses on real estate owned and loan expenses partially offset by a increase in real estate owned expenses.

Table 13: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$1,659	$1,629	$30	1.8%
Advertising	24	24	−	−
Office supplies, telephone and postage	110	108	2	1.8
Loan expenses	74	160	(86)	(53.7)
Occupancy expense	622	615	7	1.1
Federal deposit insurance premiums	171	171	−	−
Real estate owned impairment losses	247	642	(395)	(61.5)
Data processing expenses	238	223	15	6.7
ATM expenses	35	36	(1)	(2.8)
Bank charges and fees	85	70	15	21.4
Insurance and surety bond premiums	88	99	(11)	(11.1)
Dues and subscriptions	46	30	16	53.3
Professional fees	285	349	(64)	(18.3)
Real estate owned expenses, net	177	153	24	15.7
Net loss on sale of real estate owned	3	82	(79)	(96.3)
Other	142	132	10	7.6
Total	$4,006	$4,523	$(517)	(11.4)%

Income Tax Expense (Benefit). The benefit for income taxes was $53 thousand for 2016, compared to a benefit of $325 thousand for 2015.

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

Table 14: Average Balance Tables

Year Ended March 31, (Dollars in thousands)	Average Balance	2016 Interest and Dividends	Yield/ Cost	Average Balance	2015 Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$83,666	$3,600	4.30%	$81,079	$3,645	4.50%
Investment securities	25,420	661	2.60	27,725	719	2.59
Other interest-earning assets	8,401	9	0.11	6,824	4	0.06
Total interest-earning assets	117,487	4,270	3.63	115,628	4,368	3.78

Noninterest-earning assets	10,245			12,349
Total assets	$127,732			$127,977

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$21,959	$40	0.18%	$22,132	$40	0.18%
Savings and money market accounts	35,557	108	0.30	35,059	104	0.30
Certificates of deposit	41,071	396	0.96	44,505	432	0.97
Total interest-bearing deposits	98,587	544	0.55	101,696	576	0.57

FHLB advances	3,500	26	0.74	3,666	23	0.63
Total interest-bearing liabilities	102,087	570	0.56	105,362	599	0.57

Noninterest-bearing demand deposits	11,537			8,578
Other noninterest-bearing liabilities	895			470
Total liabilities	114,519			114,410

Retained earnings	13,213			13,567
Total liabilities and retained earnings	$127,732			$127,977

Net interest income		$3,700			$3,769
Interest rate spread			3.07%			3.21%
Net interest margin			3.15			3.26
Average interest-earning assets to average interest-bearing liabilities	115.08%			109.74%

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

Table 15: Net Interest Income – Changes Due to Rate and Volume

2016 Compared to 2015 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$122	$(167)	$(45)
Investment securities	(60)	2	(58)
Other interest-earning assets	1	4	5
Total	63	(161)	(98)
Interest expense:
Deposits	(12)	(20)	(32)
FHLB advances	(1)	4	3
Total	(13)	(16)	(29)
Increase (decrease) in net interest income	76	(145)	(69)

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

Table 16: Nonperforming Assets

March 31, (Dollars in thousands)	2016	2015	2014
Nonaccrual loans:
Residential real estate	$1,333	$880	$1,277
Commercial and multi-family real estate	553	662	981
Construction	−	−	−
Commercial	21	−	107
Home equity	111	11	219
Consumer	−	71	−
Total	2,018	1,624	2,584

Accruing loans past due 90 days or more:
Residential real estate	−	−	−
Commercial and multi-family real estate	−	−	100
Construction	−	−	−
Commercial	−	−	−
Consumer	−	−	−
Total	−	−	100

Troubled debt restructurings:
In nonaccrual status	744	713	1,519
Performing under modified terms	1,607	1,525	1,917
Total debt restructurings	2,351	2,238	3,436
Total non-performing loans	4,369	3,862	6,120
Real estate owned	1,764	2,433	1,950
Total nonperforming assets	$6,133	$6,295	$8,070

Total nonperforming loans to total loans	5.24%	4.74%	7.19%
Total nonperforming loans to total assets	3.38	3.00	4.80
Total nonperforming assets and troubled debt restructurings to total assets	4.74	4.90	6.33

Table 17: Loan Delinquencies

	March 31,
	2016		2015		2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Residential real estate	$577	$224	$495	$1,325	$1,473	$307
Commercial real estate	-	289	-	117	494	870
Commercial	340	21	98	-	199	-
Home equity	50	-	34	89	255	241
Consumer	-	-	30	-	79	-
Total	$967	$534	$657	$1,531	$2,500	$1,418

At March 31, 2016, we had 18 loan relationships totaling $2.8 million in nonaccrual loans as compared to 17 relationships totaling $2.3 million at March 31, 2015.  During the year ended March 31, 2016, we experienced a $425 thousand net increase in nonaccrual loans.  This change reflects the transfer to real estate owned of three loans totaling $279 thousand and the return of one loan totaling $229 thousand to accruing status, the full payoff of two loans for $179 thousand, and the charge-off of one loan for $71 thousand. The changes were offset by the downgrading of eight loan relationships to nonaccrual status totaling $1.2 million during the year ended March 31, 2016.  The downgraded loans consisted of four relationships representing residential mortgages totaling $902 thousand, one home equity loan totaling $34 thousand, one commercial loan totaling $21 thousand and two commercial real estate loans totaling $221 thousand.

At March 31, 2016, our real estate owned consisted of ten single family homes with a total carrying value of $1.25 million, two mixed-use properties with a total carrying value of $159 thousand, one office building with a carrying value of $100 thousand and one commercial office condominium with a carrying value of $253 thousand. At that same date, we had thirteen loans in the process of foreclosure with respect to property that had an appraised value of $3.3 million.

Interest income that would have been recorded for the year ended March 31, 2016 had non-accruing loans been current according to their original terms amounted to $141 thousand. No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2016.

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

Table 18: Criticized/Classified Assets

March 31, (Dollars in thousands)	2016	2015	2014
Special mention assets	$343	$737	$363
Substandard assets	6,274	6,794	8,078
Doubtful assets	-	-	260
Loss assets	-	-	-
Total criticized/classified assets	$6,617	$7,531	$8,701

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

At March 31, 2016, our allowance for loan losses represented 1.32% of total gross loans. The allowance for loan losses decreased 7.3% from March 31, 2015 to March 31, 2016.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 19: Allocation of Allowance of Loan Losses

	2016		2015		2014
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	$568	74.7%	$702	77.1%	$656	74.7%
Commercial and multi-family real estate	339	11.5	289	9.8	635	12.2
Construction	-	0.1	-	0.1	4	1.2
Commercial	80	2.7	86	2.4	58	1.5
Home equity	87	10.2	87	9.8	65	9.6
Consumer	25	0.8	21	0.8	30	0.8
Unallocated	-	-	-	-	-	-
Total allowance for loan losses	$1,099	100.0%	$1,185	100.0%	$1,448	100.0%

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

Table 20: Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2016	2015	2014
Allowance at beginning of period	$1,185	$1,448	$1,033

Provision for loan losses	(71)	390	957
Charge offs:
Residential real estate loans	40	142	100
Commercial and multi-family real estate loans	17	598	378
Construction loans	−	−	−
Commercial loans	−	19	127
Home equity loans	11	−	4
Consumer loans	71	4	16
Total charge-offs	139	763	625

Recoveries	124	110	83
Net charge-offs	15	653	542

Allowance at end of period	$1,099	$1,185	$1,448

Allowance to nonperforming loans	25.2%	30.7%	23.66%
Allowance to total loans outstanding at the end of the period	1.32	1.46	1.70
Net charge-offs (recoveries) to average loans outstanding during the period	0.02	0.78	0.62

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

We use an interest rate sensitivity analysis prepared by a third party vendor to review our level of interest rate risk. Economic Value of Equity (EVE) is a measure of long-term interest rate risk. This analysis measures the difference between the market values of the assets and the liabilities. In this analysis the program calculates the discounted cash flow (market value) of each category on the balance sheet under each of five rate conditions. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease~~s~~ in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios. The following table presents the change in our EVE at March 31, 2016 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 21: EVE Analysis

	Economic Value of Equity (Dollars in thousands)			Economic Value of Equity as % of Market Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	12,512	(3,475)	(21.7)%	10.80%	(11.0)%
200	13,452	(2,535)	(15.9)	10.99	(9.5)
100	15,146	(841)	(5.3)	11.88	(2.1)
0	15,987	−	−	12.14
(100)	19,774	3,787	23.7	14.52	19.6

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $12.1 million. At March 31, 2016, we had $3 million in outstanding borrowings and had arrangements to borrow up to $9.6 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At March 31, 2016, the majority of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We have designated a portion of our investments as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2016, we had $1.2 million in loan commitments outstanding. In addition, we had $6.2 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2016 totaled $23.1 million, or 59.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, such as other deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Delanco Bancorp is a separate entity apart from Delanco Federal and must provide for its own liquidity. As of March 31, 2016, Delanco Bancorp had $480 thousand in cash and cash equivalents compared to $461 thousand as of March 31, 2015.  Substantially all of Delanco Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the stock offering completed in October 2013.  In addition to its operating expenses, Delanco Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the year ended March 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning Delanco Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The following table sets forth information as of March 31, 2016 about Company common stock that may be issued under the Delanco Bancorp, Inc. 2008 Equity Incentive Plan. The plan was approved by Delanco Bancorp’s stockholders on August 18, 2008.

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.
Date: June 29, 2016	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Igo	Chairman, President and Chief Executive Officer	June 29, 2016
James E. Igo

/s/ Eva Modi	Senior Vice President and Chief Financial Officer	June 29, 2016
Eva Modi	(principal financial and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 29, 2016
Thomas J. Coleman, III

/s/ John A. Latimer	Director	June 29, 2016
John A. Latimer

/s/ Daniel R. Roccato	Director	June 29, 2016
Daniel R. Roccato

/s/ James W. Verner	Director	June 29, 2016
James W. Verner

/s/ Renee C. Vidal	Director	June 29, 2016
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2016, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria.

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

March 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delanco Bancorp, Inc.

615 Burlington Avenue

Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and Subsidiary (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and Subsidiary as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 29, 2016

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,
	2016	2015
Assets
Cash and amount due from depository institutions	$585,364	$687,488
Interest-bearing deposits with depository institutions	11,542,024	9,762,960
Total cash and cash equivalents	12,127,388	10,450,448

Investment securities
Investment securities available-for-sale (amortized cost of $2,121,777 and $1,154,418 at March 31, 2016 and 2015, respectively)	2,150,093	1,127,515
Investment and mortgage backed securities held-to-maturity (fair value of $21,706,150 and $24,566,903 at March 31, 2016 and 2015, respectively)	21,584,538	24,617,338

Total investment securities	23,734,631	25,744,853

Loans, net of allowance for loan losses of $1,099,232 and $1,185,178 at March 31, 2016 and 2015, respectively	82,197,809	80,146,397
Accrued interest receivable	369,138	436,840
Real estate owned	1,763,628	2,433,483
Federal Home Loan Bank stock, at cost	253,800	306,300
Premises and equipment, net	6,290,047	6,490,331
Deferred income taxes, net	2,066,535	2,060,233
Bank-owned life insurance	174,252	169,252
Other assets	437,797	334,613
Total Assets	$129,415,025	$128,572,750

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$12,054,146	$10,733,275
Interest-bearing	99,810,501	99,464,844
Total deposits	111,864,647	110,198,119
Advances from Federal Home Loan Bank	3,000,000	4,000,000
Accrued interest payable	5,830	5,763
Advance payments by borrowers for taxes and insurance	433,034	320,356
Other liabilities	815,802	876,221
Total liabilities	116,119,313	115,400,459

Commitments and Contingencies (Note 21)

Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized at March 31, 2016 and 2015: None issued
Common stock, $.01 par value, 20,000,000 shares authorized:
945,425 shares issued and outstanding at March 31, 2016 and 2015	$9,454	$9,454
Additional paid-in capital	9,988,509	9,965,764
Retained earnings, substantially restricted	3,918,476	3,936,546
Unearned common stock held by employee stock ownership plan	(501,065)	(546,617)
Accumulated other comprehensive loss	(119,662)	(192,856)
Total stockholders’ equity	13,295,712	13,172,291

Total Liabilities and Stockholders’ Equity	$129,415,025	$128,572,750

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended March 31,
	2016		2015
Interest Income
Loans, including fees		$3,600,437		$3,645,438
Investment securities		660,372		718,807
Interest-bearing deposits		9,314		3,842
Total interest income		4,270,123		4,368,087

Interest Expense
Interest-bearing checking accounts		39,947		40,215
Passbook and money market accounts		107,676		104,164
Certificates of deposits		396,524		431,709
Advances from Federal Home Loan Bank		25,606		23,381
Total interest expense		569,753		599,469

Net interest income		3,700,370		3,768,618

Provision (recapture) for loan losses		(70,700)		390,000
Net interest income after provision (recapture) for loan losses		3,771,070		3,378,618

Non-Interest Income
Service charges		124,697		137,440
Increase in cash surrender value of bank-owned life insurance		5,000		4,055
Rental income		19,488		28,662
Other		15,416		16,093
Total non-interest income		164,601		186,250

Non-Interest Expense
Salaries and employee benefits		1,659,019		1,628,823
Advertising		23,988		24,241
Office supplies, telephone and postage		110,250		107,985
Loan expense		74,112		160,085
Occupancy expense		622,254		614,899
Federal insurance premiums		170,570		170,785
Real estate owned – impairment losses		246,879		642,080
Data processing expenses		237,737		223,337
ATM expenses		34,975		35,939
Bank charges and fees		85,603		69,781
Insurance and surety bond premium		87,582		99,529
Dues and subscriptions		45,655		29,511
Professional fees		285,465		349,038
Real estate owned expenses, net		176,740		152,503
Net loss on sale of real estate owned		3,519		82,062
Other		141,991		132,322
Total non-interest expense		4,006,339		4,522,920

(Loss) Before Income Tax Benefit		(70,668)		(958,052)

Income tax (benefit)		(52,598)		(325,220)

Net (Loss)	$	(18,070)	$	(632,832)

(Loss) per share
Basic	$	(0.02)	$	(0.70)
Diluted	$	(0.02)	$	(0.70)
Average shares outstanding
Basic		906,720		903,201
Diluted		906,720		903,201

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss)

Years Ended March 31, 2016 and 2015

	March 31,
	2016		2015

Net (loss)	$	(18,070)	$	(632,832)

Other comprehensive income (loss), net of tax:

Postretirement benefit plan adjustment, net of deferred taxes (benefit) of ($26,708) and ($75,238) in 2016 and 2015, respectively		40,063		(112,857)

Unrealized gains (loss) available-for-sale:

Unrealized holding gains (loss), net of deferred tax (benefits) of $22,088 and $74,589 in 2016 and 2015, respectively		33,131		111,884

Reclassification adjustment for net (gains) losses on available-for-sale securities included in net (loss) (net of tax (benefit) of $ -0- and ($315) in 2016 and 2015, respectively)				(472)

Total other comprehensive (loss) income		73,194		(1,445)

Comprehensive (Loss) Income		$55,124	$	(634,277)

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2016 and 2015

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	By ESOP	(Loss)	Equity

BALANCES, MARCH 31, 2014	945,425	$9,454	$9,956,750	$4,569,378	$ (592,168)	$ (191,411)	$13,752,003

Net (loss)				(632,832)			(632,832)

Other comprehensive (loss), net of tax						(1,445)	(1,445)

3518.69 shares of common stock transferred to ESOP for services			(21,202)		45,551		24,349

Stock option expense			30,216				30,216

BALANCES, MARCH 31, 2015	945,425	$9,454	$9,965,764	$3,936,546	$ (546,617)	$ (192,856)	$13,172,291

Net (loss)				(18,070)			(18,070)

Other comprehensive (loss), net of tax						73,194	73,194

3518.69 shares of common stock transferred to ESOP for services			(12,475)		45,552		33,077

Stock option expense			35,220				35,220

BALANCES, MARCH 31, 2016	945,425	$9,454	$9,988,509	$3,918,476	$ (501,065)	$ (119,662)	$13,295,712

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended
	March 31,
Cash Flows from Operating Activities	2016		2015
Net (loss)	$	(18,070)	$	(632,832)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Compensation expense of ESOP		12,475		21,202
Deferred income tax (benefit)		32,275		(520,932)
Depreciation		264,356		257,153
Amortization of premiums and accretion of discounts on securities, net		(1,087)		4,956
Income from bank owned life insurance		(5,000)		(4,055)
Real estate owned impairment losses		246,879		642,080
Loss on sale of real estate owned		3,519		82,062
Provision (recapture) for loan losses		(70,700)		390,000
Share based compensation expense		35,220		30,216
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable		67,702		25,444
Other assets		(103,184)		632
Increase (decrease) in:
Accrued interest payable		67		(793)
Other liabilities		(60,419)		191,932
Net cash provided by operating activities		404,033		487,065

Cash Flows from Investing Activities
Purchases of securities available-for-sale		(1,500,000)
Proceeds from sale of securities available-for-sale		32,641		31,541
Proceeds from maturities of securities available-for-sale		500,000		1,000,000
Purchases of securities held-to-maturity		(12,473,250)		(3,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity		15,507,137		5,353,613
Proceeds from redemption (purchases) of Federal Home Loan Bank stock		52,500		(35,000)
Principal collected on loans		11,825,655		10,405,771
Loans originated		(14,138,862)		(9,735,588)
Proceeds from sale of real estate owned		751,952		1,125,062
Purchases of premises and equipment		(64,072)		(79,616)
Net cash provided by investing activities		493,701		5,065,783

Cash Flows from Financing Activities
Net increase (decrease) in deposits		1,666,528		(426,580)
Net increase (decrease) in advance payments by borrowers for taxes and insurance		112,678		(8,459)
Advances from Federal Home Loan Bank		1,000,000		4,000,000
Payments on advances from Federal Home Loan Bank		(2,000,000)		(2,000,000)
Net cash provided by financing activities		779,206		1,564,961

Net Increase in Cash and Cash Equivalents		$1,676,940		$7,117,809

Cash and Cash Equivalents, Beginning of Year		10,450,448		3,332,639
Cash and Cash Equivalents, End of Year		$12,127,388		$10,450,448

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest		$569,686		$600,262
Cash paid during the year for income taxes		$2,500		$2,750

Supplemental Disclosure of Noncash Items
Loans transferred to real estate owned		$332,495		$2,332,862

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

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

Delanco Bancorp, Inc. (the “Company”) is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (the “Bank”), and its wholly-owned subsidiaries, Delanco Financial Services Corporation, an inactive subsidiary, DFSB Properties, LLC, and DFSB Properties II, LLC, real estate companies that hold other real estate acquired in foreclosure. The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania. The Bank’s primary source of revenue is from single-family residential, commercial and multi-family real estate loans. The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through June 29, 2016, the date these consolidated financial statements were issued.

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

March 31, 2016 and 2015

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

March 31, 2016 and 2015

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

March 31, 2016 and 2015

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

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $1,763,628 and $2,433,483 in real estate owned at March 31, 2016 and 2015, respectively. The Company recorded losses of $3,519 and $82,062 on sale of real estate owned for the years ended March 31, 2016 and 2015, respectively.

Comprehensive Income

The Company presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended March 31, 2016 and 2015, the only components of comprehensive income were net (loss), unrealized holding (loss) gains, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and postretirement benefit plan adjustments, net of tax. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

March 31, 2016 and 2015

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $23,988 and $24,241 for the years ended March 31, 2016 and 2015, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an employee stock ownership plan as (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 64,081 shares of the Company’s common stock for an aggregate cost of approximately $640,810 in fiscal 2008. In October 2013, the Company completed a “second step” conversion and as a result, the original 64,081 shares purchased by the ESOP were converted to 36,596 shares of the new Bancorp. In addition, the ESOP purchased an additional 23,644 shares of the Company’s common stock in October 2013 for an aggregated cost of approximately $189,152. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2016, the Company had allocated a total of 21,535 shares from the suspense account to participants. For the years ended March 31, 2016 and 2015, the Company recognized $33,076 and $24,349, respectively in salaries and employee benefits related to the ESOP. At March 31, 2016, 60,240 shares were held in the ESOP.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

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

March 31, 2016 and 2015

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are first effective for the annual period ending after December 15, 2015, and for annual periods and interim periods within such annual periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2017.  This ASU is not expected to have a significant impact on the Company’s financial statements.

4.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The Company’s vault cash satisfied the required reserve at March 31, 2016 and 2015.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held-to-maturity and available-for-sale are as follows:

	Available-for-Sale
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal National Mortgage Association	$500,000	$	$(2,753)	$497,247
Certificates of Deposit	1,500,000	30,854		1,530,854
Mutual Fund Shares	121,777	2,104	(1,889)	121,992

Total	$2,121,777	$32,958	$ (4,642)	$2,150,093

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

5.     INVESTMENT SECURITIES (Continued)

	Available-for-Sale
	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$500,000	$	$ (10,117)	$489,883
Federal National Mortgage Association	500,000		(17,442)	482,558
Mutual Fund Shares	154,418	656		155,074

Total	$1,154,418	$656	$ (27,559)	$1,127,515

	Held-to-Maturity
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$5,802,109	$27,488	$ (3,680)	$5,825,917
Federal Farm Credit Bonds	9,437,611	21,157	(1,087)	9,457,681
Federal Home Loan Mortgage Corporation Bonds	732,000	425		732,425
Federal National Mortgage Association	4,000,000	17,253		4,017,253
Municipal Bond	736,250		(1,513)	734,737
	20,707,970	66,323	(6,280)	20,768,013

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	322,014	25,607	(7,728)	339,893
Federal National Mortgage Association	397,541	41,321	(3,418)	435,444
Government National Mortgage Corporation	157,013	6,926	(1,139)	162,800
	876,568	73,854	(12,285)	938,137
Total	$21,584,538	$140,177	$ (18,565)	$21,706,150

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

5.     INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$7,569,330	$25,212	$ (61,886)	$7,532,656
Federal Farm Credit Bonds	6,436,634	245	(55,041)	6,381,838
Federal Home Loan Mortgage Corporation Bonds	1,997,490	1,869	(20,411)	1,978,948
Federal National Mortgage Association	6,998,982	15,848	(46,455)	6,968,375
Municipal Bond	470,250	1,653		471,903
	23,472,686	44,827	(183,793)	23,333,720

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	453,850	32,959		486,809
Federal National Mortgage Association	494,759	49,073		543,832
Government National Mortgage Corporation	196,043	6,499		202,542
	1,144,652	88,531		1,233,183
Total	$24,617,338	$133,358	$ (183,793)	$24,566,903

The following is a summary of the amortized cost and fair value of the Company’s investment securities held-to-maturity and available-for-sale by contractual maturity as of March 31, 2016 and 2015.

	March 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$736,250	$734,737
After one year through five years	1,000,000	1,024,569	945,000	945,091
After five years through ten years	1,000,000	1,003,532	8,379,581	8,384,588
After ten years			11,523,707	11,641,734
Mutual fund shares	121,777	121,992
	$2,121,777	$2,150,093	$21,584,538	$21,706,150

	March 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$970,771	$980,256
After one year through five years			1,000,639	999,302
After five years through ten years			8,910,976	8,838,675
After ten years	1,000,000	972,441	13,734,952	13,748,670
Mutual fund shares	154,418	155,074
	$1,154,418	$1,127,515	$24,617,338	$24,566,903

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

5.     INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at March 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Continuous Unrealized			Continuous Unrealized
	Losses Existing For			Losses Existing For
	Less Than 12 Months			12 Months or Greater			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2016	Value	Losses		Value	Losses		Value	Losses
Federal Home Loan Bank Bonds	$	$		$496,320	$	(3,680)	$496,320	$	(3,680)
Federal Farm Credit Bonds				498,913		(1,087)	498,913		(1,087)
Federal Home Loan Mortgage Corporation				102,967		(7,728)	102,967		(7,728)
Federal National Mortgage Association				497,247		(2,753)	497,247		(2,753)
Municipal Bonds	734,737		(1,513)				734,737		(1,513)
Mutual fund shares				64,031		(1,889)	64,031		(1,889)
	734,737		(1,513)	1,659,478		(17,137)	2,394,215		(18,650)

Mortgage-Backed Securities:
Federal National Mortgage Association				154,705		(3,418)	154,705		(3,418)
Government National Mortgage Association				21,613		(1,139)	21,613		(1,139)
				176,318		(4,557)	176,318		(4,557)
Total	$734,737	$	(1,513)	$1,835,796	$	(21,694)	$2,570,533	$	(23,207)

	Continuous Unrealized			Continuous Unrealized
	Losses Existing For			Losses Existing For
	Less Than 12 Months			12 Months or Greater			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2015	Value	Losses		Value	Losses		Value	Losses
Federal Home Loan Bank Bonds	$2,456,736	$	(20,116)	$2,450,731	$	(51,887)	$4,907,467	$(72,003)
Federal Farm Credit Bonds	2,478,672		(13,569)	2,903,103		(41,472)	5,381,775	(55,041)
Federal Home Loan Mortgage Corporation	987,910		(12,090)	491,679		(8,321)	1,479,589	(20,411)
Federal National Mortgage Association	1,492,801		(6,857)	2,442,960		(57,040)	3,935,761	(63,897)
Mutual fund shares
	7,416,119		(52,632)	8,288,473		(158,720)	15,704,592	(211,352)

Mortgage-Backed Securities:
Government National Mortgage Association
Total	$7,416,119	$	(52,632)	$8,288,473	$	(158,720)	$15,704,592	$ (211,352)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

5.     INVESTMENT SECURITIES (Continued)

In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The temporary impaired securities consisted of nine debt securities with an aggregated book value of $2,570,533 at March 31, 2016. These unrealized losses relate principally to market changes in interest rates for similar types of securities.

The Company has pledged investment securities with a carrying amount of approximately $2,515,000 and $1,016,000 at March 31, 2016 and 2015, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

Loans at March 31, 2016 and 2015 are summarized as follows:

	March 31,
	2016	2015

Residential (one to four family) real estate	$62,250,645	$62,788,782
Multi-family and commercial real estate	9,569,328	7,979,569
Commercial	2,290,405	1,913,466
Home equity	8,527,420	8,005,627
Consumer	682,193	677,964
Construction	54,268	56,027

Total loans	83,374,259	81,421,435

Net deferred loan origination fees	(77,218)	(89,860)
Allowance for loan losses	(1,099,232)	(1,185,178)

	(1,176,450)	(1,275,038)

Loans, net	$82,197,809	$80,146,397

The Bank is subject to a loans-to-one borrower limitation of 15% of capital funds. At March 31, 2016, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $million, which may be loaned if collateralized by readily marketable securities. At March 31, 2016 and 2015, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

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

March 31, 2016 and 2015

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

The following table represents loans by credit quality indicator at March 31, 2016:

		Special		Non-
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Residential real estate	$59,385,578	$	$	$2,865,067	$62,250,645
Multi-family and commercial real estate	7,962,420	288,784		1,318,124	9,569,328
Commercial	2,074,394	53,942	140,751	21,318	2,290,405
Home equity	8,416,499			110,921	8,527,420
Consumer	682,193				682,193
Construction				54,268	54,268
	$78,521,084	$342,726	$140,751	$4,369,698	$83,374,259

The following table represents past-due loans as of March 31, 2016:

	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total Loan
	Past Due	Past Due	Past Due	Past Due	Current	Balances

Residential real estate	$577,002	$224,111	$1,967,082	$2,768,195	$59,482,450	$62,250,645
Multi-family and commercial real estate		288,784	663,068	951,852	8,617,476	9,569,328
Commercial	339,654	21,318		360,972	1,929,433	2,290,405
Home equity	50,000		110,471	160,471	8,366,949	8,527,420
Consumer					682,193	682,193
Construction					54,268	54,268
Total Loans	$966,656	$534,213	$2,740,621	$4,241,490	$79,132,769	$83,374,259

Percentage of Total Loans	1.16%	0.64%	3.29%	5.09%	94.91%	100.0%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

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

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation which includes the following:

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

The Bank had eleven loans totaling $2,351,531 and eleven loans totaling $2,237,988 whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2016 and 2015, respectively. Restructured loans deemed to be TDRs typically are the result of extensions of the loan maturity date or a reduction of the interest rate to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only or interest and escrows for a period of time or by reducing the actual interest rate to a current market rate, or a combination of both. In one instance, the Company restructured a loan by repaying loans with another lender who had a priority lien position and restructuring the whole indebtedness into an amortizing loan at market rates while taking additional collateral. As of March 31, 2016, three of the TDRs were commercial real estate loans with an aggregate outstanding balance of $676,293, one residential construction loan with an aggregate outstanding balance of $54,268, and seven were residential real estate loans with an aggregate outstanding balance of $1,620,970. The Company had one accruing TDR in the amount of $172,933 as of March 31, 2016 that was modified during the year. As of March 31, 2015, three of the TDRs were commercial real estate loans with an aggregate outstanding balance of $653,944, one residential construction loan with an aggregate outstanding balance of $56,027, and seven were residential real estate loans with an aggregate outstanding balance of $1,528,017. The Company had one accruing TDR in the amount of $110,205 as of March 31, 2015 that was modified during the year. All TDRs are considered impaired loans. If the Bank determines that the value of a modified loan is less than the recorded impairment in the loan, impairment is recognized through a charge to the allowance for loan losses at the time of determination.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2016, the Bank had eighteen loan relationships totaling $2,761,939 in non-accrual loans as compared to seventeen relationships totaling $2,337,239 at March 31, 2015. At March 31, 2016, the Bank had no impaired loan relationships in which impaired loans had a related allowance for credit losses. During the quarter ended December 31, 2011 and in connection with the Bank’s change in regulators from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the Bank revised its allowance for loan loss reserve methodology based on regulatory guidance to the effect that the use of specific reserves was no longer permitted. As of March 31, 2016 and 2015, the Bank no longer maintained specific valuation allowances against impaired loans. Any valuation adjustments on impaired loans are now charged against the loan balances at the time of valuation. The average balance of impaired loans totaled $4,965,658 for 2016 as compared to $4,707,275 for 2015, and interest income recorded on impaired loans during the year ended March 31, 2016 totaled $200,787 as compared to $201,449 for March 31, 2015.

The following table represents data on impaired loans at March 31, 2016 and 2015:

	March 31,
	2016		2015

Impaired loans for which a valuation allowance has been provided	$		$
Impaired loans for which no valuation allowance has been provided		4,965,658		4,521,712

Total loans determined to be impaired		$4,965,658		$4,521,712

Allowance for loans losses related to impaired loans	$		$

Average recorded investment in impaired loans		$5,054,436		$4,707,275

Cash basis interest income recognized on impaired loans		$200,787		$201,449

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2016:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Impaired loans with no valuation allowance:
Residential real estate	$2,964,318	$2,920,343	$	$2,912,541	$70,879
Multi-family and commercial real estate	1,938,180	1,935,352		1,992,465	117,115
Commercial	55,695	55,695		34,346	9,207
Home equity				39,066	775
Consumer				15,864
Construction	59,105	54,268		60,154	2,811

Subtotal	$5,017,298	$4,965,658	$	$5,054,436	$200,787

Total Impaired Loans by Portfolio Class at March 31, 2016

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Total impaired loans:
Residential real estate	$2,964,318	$2,920,343	$	$2,912,541	$70,879
Multi-family and commercial real estate	1,938,180	1,935,352		1,992,465	117,115
Commercial	55,695	55,695		34,346	9,207
Home equity				39,066 775
Consumer				15,864
Construction	59,105	54,268		60,154	2,811

Total	$5,017,298	$4,965,658	$	$5,054,436	$200,787

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2015:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Impaired loans with no valuation allowance:
Residential real estate	$2,600,317	$2,535,471	$	$2,742,623	$65,065
Multi-family and commercial real estate	1,860,348	1,813,440		1,727,671	129,426
Commercial	34,526	34,526		30,991	1,314
Home equity	10,860	10,860		129,542	176
Consumer	71,388	71,388		18,185	2,169
Construction	56,027	56,027		58,263	3,299

Subtotal	$4,633,466	$4,521,712	$	$4,707,275	$201,449

Total Impaired Loans by Portfolio Class at March 31, 2015

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Total impaired loans:
Residential real estate	$2,600,317	$2,535,471	$	$2,742,623	$65,065
Multi-family and commercial real estate	1,860,348	1,813,440		1,727,671	129,426
Commercial	34,526	34,526		30,991	1,314
Home equity	10,860	10,860		129,542	176
Consumer	71,388	71,388		18,185	2,169
Construction	56,027	56,027		58,263	3,299

Total	$4,633,466	$4,521,712	$	$4,707,275	$201,449

The following table presents non-performing assets as of March 31, 2016 and 2015.

	March 31,
	2016	2015
Non-accrual loans:
Residential real estate	$1,333,383	$880,061
Multi-family and commercial real estate	552,545	661,456
Commercial	21,318
Home equity	110,921	10,860
Consumer		71,387
Construction
Total non-accrual loans	2,018,167	1,623,764

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.	LOANS (Continued)

	March 31,
	2016		2015
Accruing loans past due 90 days or more:
Residential real estate	$		$
Multi-family and commercial real estate
Commercial
Consumer
Construction
Total accruing loans past due 90 days or more

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$744,222		$484,731
Multi-family and commercial real estate				228,744
Commercial
Home equity
Consumer
Construction
Total troubled debt restructurings in non-accrual status		744,222		713,475

Performing under modified terms:
Residential real estate		$787,462		$695,546
Multi-family and commercial real estate		765,579		772,940
Commercial
Home equity
Consumer
Construction		54,268		56,027
Total troubled debt restructurings performing under modified terms		1,607,309		1,524,513
Total troubled debt restructurings		2,351,531		2,237,988

Total non-performing loans		4,369,698		3,861,752
Real estate owned		1,763,627		2,433,483
Total non-performing assets		$6,133,325		$6,295,235

Non-performing loans as a percentage of loans		5.24%		4.74%

Non-performing assets as a percentage of loans and real estate owned		7.20%		7.51%

Non-performing assets as a percentage of total assets		4.74%		4.90%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

The following table presents troubled debt restructurings that occurred during the years ended March 31, 2016 and 2015 and loans modified as troubled debt restructurings with the previous 12 months and for which there was a payment default during the period.

	2016			2015
		Outstanding Recorded			Outstanding Recorded
		Investment			Investment

	Number of	Pre-	Post-	Number of	Pre-	Post-
	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled debt restructurings:
Residential real estate	1	$163,767	$172,933	1	$95,511	$111,000

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	-0-	$	-0-	$

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended March 31, 2016 and 2015.

	March 31,
	2016	2015

Balance, beginning of year	$2,433,483	$1,949,825
Additions from loan foreclosures	332,495	2,332,861
Additions from capitalized costs
Dispositions of REO	(751,952)	(1,591,941)
(Loss) on sale of REO	(3,519)	(82,062)
Valuation adjustments during the year	(246,879)	(175,200)

Balance, end of year	$1,763,628	$2,433,483

The following table presents the changes in fair value adjustments to REO for the years ended March 31, 2016 and 2015.

	March 31,
	2016	2015

Balance, beginning of year	$850,865	$675,665
Valuation adjustments added during the year	246,879	642,080
Valuation adjustments on disposed properties during the year	(870,513)	(466,880)

Balance, end of year	$227,231	$850,865

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2016		2015

Balance at beginning of year		$1,185,178	$1,448,298
Provision:
Residential real estate		(132,262)	177,490
Multi-family and commercial real estate		9,520	175,662
Commercial		(11,855)	44,689
Home equity loans		10,741	21,478
Consumer		53,156	(25,522)
Construction		-0-	(3,797)

Total Provision (Recapture)	$	(70,700)	$390,000

Charge-Offs:
Residential real estate		39,730	142,279
Multi-family and commercial real estate		16,871	597,896
Commercial			19,325
Home equity		10,860
Consumer		71,388	4,054
Recoveries		(123,603)	(110,434)

Total Net Charge-Offs		15,246	653,120

Balance at end of year		$1,099,232	$1,185,178

Year-end loans outstanding		$83,374,259	$81,421,435

Average loans outstanding		$83,665,599	$83,252,940

Allowance as a percentage of year-end loans		1.32%	1.46%

Net charge-offs as a percentage of average loans		0.02%	0.78%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.     LOANS (Continued)

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2016 are as follows:

	Residential Real Estate		Multi-Family and Commercial Real Estate		Commercial		Home Equity		Consumer		Construction		Total
Allowance for loan losses:
Beginning balance		$702,105		$288,893		$86,300		$86,847		$21,033		$-0-		$1,185,178
Loan charge-offs		(39,730)		(16,871)				(10,860)		(71,388)				(138,849)
Recoveries		38,221		57,480		5,543				22,359				123,603
Provision for loan losses		(132,262)		9,520		(11,855)		10,741		53,156				(70,700)
Ending balance		$568,334		$339,022		$79,988		$86,728		$25,160	$			$1,099,232
Ending balance:
individually evaluated for impairment	$		$		$		$		$		$		$
Ending balance:
collectively evaluated for impairment		$568,334		$339,022		$79,988		$86,728		$25,160	$			$1,099,232
Loans:
Ending balance		$62,250,645		$9,569,328		$2,290,405		$8,527,420		$682,193		$54,268		$83,374,259
Ending balance:
individually evaluated for impairment		$2,448,138		$1,637,617		$132,657		$517,079	$			$54,268		$4,789,759
Ending balance:
collectively evaluated for impairment		$59,802,507		$7,931,711		$2,157,748		$8,010,341		$682,193	$			$78,584,500

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2015 are as follows:

	Residential Real Estate		Multi-Family and Commercial Real Estate		Commercial		Home Equity		Consumer		Construction		Total
Allowance for loan losses:
Beginning balance		$656,156		$634,968		$58,399		$65,369		$29,609		$3,797		$1,448,298
Loan charge-offs		(142,279)		(597,896)		(19,325)				(4,054)				(763,554)
Recoveries		10,738		76,159		2,537				21,000				110,434
Provision for loan losses		177,490		175,662		44,689		21,478		(25,522)		(3,797)		390,000
Ending balance		$702,105		$288,893		$86,300		$86,847		$21,033		$-0-		$1,185,178
Ending balance:
individually evaluated for impairment	$		$		$		$		$		$		$
Ending balance:
collectively evaluated for impairment		$702,105		$288,893		$86,300		$86,847		$21,033	$			$1,185,178
Loans:
Ending balance		$62,788,782		$7,979,569		$1,913,466		$8,005,627		$677,964		$56,027		$81,421,435
Ending balance:
individually evaluated for impairment		$2,548,574		$1,813,440		$34,526		$10,860	$		$			$4,407,400
Ending balance:
collectively evaluated for impairment		$60,240,208		$6,166,129		$1,878,940		$7,994,767		$677,964		$56,027		$77,014,035

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

6.      LOANS (Continued)

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2016, the Bank maintained an allowance for loan loss ratio of 1.32% to year end loans outstanding. On a linked basis, non-performing assets have decreased by $161,910 over their stated levels at March 31, 2015 representing a non-performing asset to total asset ratio of 4.74% at March 31, 2016 as compared to a non-performing asset to total asset ratio of 4.90% at March 31, 2015.

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

For the year ending March 31, 2016, the Bank experienced one charge-off relating to one loan relationship totaling $71,388 and partial charge-offs relating to three loan relationships totaling $67,461 as compared to two charge-offs relating to two loan relationships totaling $22,694 and partial charge-offs relating to seventeen loan relationships totaling $740,860 for the year ended March 31, 2015.

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

	March 31,
	2016	2015
Balance, beginning of year	$786,325	$776,516
Payments	(56,887)	(30,691)
Borrower no longer associated with Bank	(40,712)
Borrowings	1,000,000	40,500

Balance, end of year	$1,688,726	$786,325

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

7.     LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2016 and 2015 are summarized as follows:

	March 31,
	2016	2015
Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$125,666	$130,080

8.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2016 and 2015 consists of the following:

	March 31,
	2016	2015

Loans	$249,245	$261,564
Investment securities	116,358	165,257
Mortgage backed securities	3,535	10,019

	$369,138	$436,840

9.    PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2016 and 2015 consists of the following:

	March 31,
	2016	2015

Land	$1,451,203	$1,451,203
Buildings	6,864,728	6,848,967
Furniture, fixtures and equipment	2,054,765	2,006,454
	10,370,696	10,306,624
Accumulated depreciation	(4,080,649)	(3,816,293)

	$6,290,047	$6,490,331

Depreciation expense amounted to $264,356 and $257,153 for the years ended March 31, 2016 and 2015, respectively.

10.	FEDERAL HOME LOAN BANK STOCK

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

11.   DEPOSITS

Deposit account balances at March 31, 2016 and 2015 are summarized as follows:

			March 31, 2016
				Weighted Average		Percent of
			Amount	Interest Rate		Portfolio

Non interest bearing accounts			$12,054,146		%	10.78
Interest bearing checking accounts			23,027,846	0.19		20.59
Passbook savings accounts			17,724,072	0.10		15.84
Money Market accounts			19,813,982	0.49		17.71
Club accounts			143,488	0.10		0.13
			72,763,534			65.05

Certificates of Deposits:
0.10%	to	0.99%	21,695,607	0.59		19.39
1.00%	to	1.99%	14,773,019	1.29		13.21
2.00%	to	2.99%	2,632,487	2.23		2.35

			39,101,113			34.95

			$111,864,647			100.00%

			March 31, 2015
				Weighted Average		Percent of
			Amount	Interest Rate		Portfolio

Non interest bearing accounts			$10,733,275		%	9.74
Interest bearing checking accounts			20,816,278	0.20		18.89
Passbook savings accounts			15,415,613	0.10		13.99
Money Market accounts			19,780,377	0.44		17.95
Club accounts			133,586	0.10		0.12
			66,879,129			60.69

Certificates of Deposits:
0.10%	to	0.99%	26,142,514	0.56		23.72
1.00%	to	1.99%	12,866,189	1.29		11.68
2.00%	to	2.99%	4,310,287	2.31		3.91

			43,318,990			39.31

			$110,198,119			100.00%

Certificates of deposit and other time deposits issued in denominations that meets or exceeds the FDIC insurance limit of $250,000 totaled $2,485,471 and $1,884,049 at March 31, 2016 and 2015, respectively, and are included in interest-bearing deposits in the balance sheet.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

11.   DEPOSITS (Continued)

Scheduled maturities of certificates of deposits at March 31, 2016 and 2015 are as follows:

	March 31,
	2016		2015

2016	$		$25,527,548
2017		23,090,517	9,336,093
2018		8,181,234	3,584,198
2019		3,374,490	2,252,245
2020		2,358,507	2,618,906
2021		2,096,365

		$39,101,113	$43,318,990

The Company held deposits from officers and directors of approximately $755,000 and $957,000 at March 31, 2016 and 2015, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

12.	LINE OF CREDIT FROM ATLANTIC COMMUNITY BANKERS BANK

The Company maintains a line of credit with Atlantic Community Bankers Bank at a rate to be determined by the lender when funds are borrowed. At March 31, 2016 and 2015, the outstanding balance on the $1 million unsecured line of credit was $ -0-.

13.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of New York as of March 31, 2016 and 2015 are as follows:

Maturity	Interest
Date	Rate	2016		2015

October 19, 2016	0.45%	$		$1,000,000
April 18, 2016	0.74%		2,000,000	2,000,000
October 17, 2016	0.81%		1,000,000	1,000,000
			$3,000,000	$4,000,000

Specific repos and other securities, with balances approximating $16,800,000 and $18,088,000 at March 31, 2016 and 2015, respectively, were pledged to the FHLB of New York as collateral. As of March 31, 2016, the Company had a borrowing capacity in a combination of term advances and overnight borrowings of up to $9,586,016 at the FHLB of New York.

14.   INCOME TAXES

The Company is subject to federal and New Jersey state income tax.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

14.   INCOME TAXES (Continued)

The Company and subsidiary file a consolidated federal income tax return. The Company’s consolidated (credit) for income taxes for the years ended March 31, 2016 and 2015 consists of the following:

	Years Ended
	March 31,
	2016	2015
Income Tax Expense (benefit)
Current federal tax expense
Federal	$-	$-
State	3,000	3,000
Deferred tax (benefit)
Federal	(85,569)	(241,825)
State	29,971	(86,395)

Total	$(52,598)	$(325,220)

The consolidated provision for income taxes for the years ended March 31, 2016 and 2015 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended
	March 31,
	2016	2015

Expected federal tax provision (benefit) at 34% rate	$(24,027)	$(325,738)
Municipal bond interest	(469)	(899)
Increase in cash surrender value of life insurance	(1,700)	(1,972)
State income tax	(26,402)	(64,021)
Valuation allowance for state operating loss carryforward		67,410
Total income tax (benefit)	(52,598)	(325,220)

Effective tax rate (benefit)	(74.4% )	(33.9% )

A summary of deferred tax assets and liabilities as of March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
Deferred tax assets:
Accrued pension costs	$9,500	$7,200
Allowance for loan losses	438,935	722,503
Directors’ benefit plans	131,500	122,000
Employee stock option	32,200	18,200
FASB 158 – unrecognized transition costs	91,100	118,000
Federal tax loss carryforward	1,050,900	774,000
State tax loss carryforward	372,800	391,000
Unrealized losses on securities available-for-sale		11,000
Non accrual interest	15,000	16,000
Total deferred tax assets	$2,141,935	$2,179,903

Valuation allowance	-	(67,410)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

14.   INCOME TAXES (Continued)

	March 31,
	2016	2015
Deferred tax liabilities:
Accumulated depreciation	$(64,000)	$(52,260)
Unrealized gains on securities available-for-sale	(11,400)
Total deferred tax liabilities	(75,400)	(52,260)

NET DEFERRED TAX ASSETS	$2,066,535	$2,060,233

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. As of March 2016, the Internal Revenue Service had concluded an audit of the Company's tax returns for the years ended December 31, 2013 and 2014 and no adverse findings were noted. The federal income tax returns for taxable years through December 31, 2014 have been closed for purposes of examination by the Internal Revenue Service. Tax year 2015 remains subject to examination by federal taxing authorities. Tax years 2012 through 2015 remain subject to examination by New Jersey and Pennsylvania taxing authorities.

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

As of March 31, 2016, the Company had approximately $3,400,000 federal net operating loss carryforwards, which result in a deferred tax asset of $1,050,900, expiring from 2029 through 2035.

As of March 31, 2016, the Company had approximately $4,140,000 of state net operating loss carryforwards, which result in a deferred tax asset of $372,800, expiring from 2029 through 2035.

15.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Company maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Company may contribute up to 10% of the annual compensation of each eligible employee. The Company’s contribution to the plan was $-0- for the years ended March 31, 2016 and 2015.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

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

Net pension expense was $59,196 and $30,648 for years ended March 31, 2016 and 2015, respectively. The components of net pension cost are as follows:

	Years Ended
	March 31,
	2016	2015
Service cost	$18,012	$7,080
Interest cost	23,276	18,924
Amortization of gain	17,908	4,644
Net amortization and deferral	-0-	-0-
Net periodic pension cost	$59,196	$30,648

     The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2016 and 2015:

	March 31,
	2016	2015
Accumulated benefit obligation	$540,070	$558,403
Projected benefit obligation	556,522	599,324
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	556,522	599,324

     The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2016	2015
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$599,324	$415,803
Service cost	18,012	7,080
Interest cost	23,276	18,924
Actuarial (gain) loss	(48,863)	192,737
Benefits paid	(35,227)	(35,220)
Benefit obligation at end of year	$556,522	$599,324

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

16.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

	March 31,
	2016	2015
Change in Plan Assets
Fair value of Plan assets at beginning of year	$-0-	$-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	35,227	35,220
Benefits paid	(35,227)	(35,220)
Fair value of Plan assets at end of year	$-0-	$-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended
	March 31,
	2016	2015
Discount rate for periodic pension cost	4.00%	4.75%
Discount rate for benefit obligation	4.25%	4.00%
Rate of increase in compensation levels and social security wage base	2.00%	2.00%
Expected long-term rate of return on plan assets	N/A	N/A

17.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

The following table presents the components of the ESOP shares purchased.

	Years Ended
	March 31,
	2016	2015
Shares released for allocation	21,534	18,016
Unearned shares	38,706	42,224
Total ESOP shares	60,240	60,240

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

March 31, 2016 and 2015

18.   STOCK BASED COMPENSATION (Continued)

The following table is a summary of the status of the shares under the 2008 Equity Incentive Plan as of March 31, 2016 and changes during the year ended March 31, 2016.

	Year Ended March 31, 2016
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted at the beginning of the period	16,000	$8.69
Granted
Vested	4,000
Forfeited
Restricted at the end of the period	12,000	8.69

19.   EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended March 31, 2016 and 2015.

	2016	2015
Net (Loss)	(18,070)	$(632,832)

Weighted average shares outstanding	945,425	945,425
Adjusted average unearned ESOP shares	(38,705)	(42,224)
Weighted average share outstanding - basic	906,720	903,201
Effect of dilutive common stock equivalents	-	-
Adjusted weighted average shares outstanding - dilutive	906,720	903,201

Basic loss per share	$(0.02)	$(0.70)
Diluted loss per share	$(0.02)	$(0.70)

The effect of the 20,000 stock options outstanding as of March 31, 2016 is antidilutive and therefore not presented in the above table.

20.	FAIR VALUE MEASUREMENTS

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

20.	FAIR VALUE MEASUREMENTS (Continued)

Level 2

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following tables set forth the Company’s assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2016 and 2015.

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Securities available for sale:
Certificates of Deposit	$1,530,854	$	$1,530,854	$
Federal National Mortgage Association	497,247		497,247
Mutual Fund Shares	121,992		121,992
Totals	$2,150,093	$	$2,150,093	$

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

20.	FAIR VALUE MEASUREMENTS (Continued)

Those assets as of March 31, 2015 which are to be measured at fair value on a recurring basis are as follows:

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Securities available for sale:
Federal Home Loan Bank Bonds	$489,883	$	$489,883	$
Federal National Mortgage Association	482,558		482,558
Mutual Fund Shares	155,074		155,074
Totals	$1,127,515	$	$1,127,515	$

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

The following tables set forth the Company’s assets and liabilities that were accounted for and or disclosed at fair value on a nonrecurring basis as of March 31, 2016 and 2015:

				Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$4,965,658	$	$	$4,965,658
Real estate owned	1,763,628			1,763,628
Total	$6,729,286	$	$	6,729,286

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

20.	FAIR VALUE MEASUREMENTS (Continued)

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$4,521,712	$	$	$4,521,712
Real estate owned	2,433,483			2,433,483
Total	$6,955,195	$	$	$6,955,195

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurement categorized within Level 3 of the fair value hierarchy as of March 31, 2016 and 2015:

	March 31, 2016
	Fair	Valuation
	Value	Technique	Unobservable Input	Range
Impaired loans	$4,965,658	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12% discount

Real estate owned	$1,763,628	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12% discount

	March 31, 2016
	Fair	Valuation
	Value	Technique	Unobservable Input	Range
Impaired loans	$4,521,712	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12% discount

Real estate owned	$2,433,483	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12% discount

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

March 31, 2016 and 2015

20.	FAIR VALUE MEASUREMENTS (Continued)

In accordance with the disclosure requirements of FASB ASC 825, Financial Instruments, the estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
				Significant	Significant
				Other	Unobserv-
			Quoted	Observable	able
	Carrying		Prices	Inputs	Inputs
March 31,2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$12,127,388	$12,127,388	$12,127,388	$	$
Investment securities available for sale	2,121,777	2,150,093		2,150,093
Investment and mortgage-backed securities held to maturity	21,584,538	84,744,000		21,639,610
Loans receivable, net	82,197,809				84,744,000
Accrued interest receivable	369,138	369,138	369,138
Federal Home Loan Bank stock	253,800	253,800	253,800
Bank owned life insurance	174,252	174,252	174,252

Financial Liabilities:
Deposits – non-interest bearing	12,054,146	12,054,146	12,054,146
Deposits – interest bearing	99,810,501			99,899,854
Advances from Federal Home Loan Bank	3,000,000	3,000,000	3,000,000
Accrued interest payable	5,830	5,830	5,830
Advances from borrowers for taxes and insurance	433,034	433,034	433,034

			Fair Value Measurements
				Significant	Significant
				Other	Unobserv-
			Quoted	Observable	able
	Carrying		Prices	Inputs	Inputs
March 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$10,450,448	$10,450,448	$10,450,448	$	$
Investment securities available for sale	1,154,418	1,127,515		1,127,515
Investment and mortgage-backed securities held to maturity	24,617,338	24,566,903		24,566,903
Loans receivable, net	80,146,397	79,675,000			79,675,000
Accrued interest receivable	436,840	436,840	436,840
Federal Home Loan Bank stock	306,300	306,300	306,300
Bank owned life insurance	169,252	169,252	169,252

Financial Liabilities:
Deposits – non-interest bearing	10,733,275	10,733,275	10,733,275
Deposits – interest bearing	99,464,844	99,411,000		99,411,000
Advances from Federal Home Loan Bank	4,000,000	4,000,000	4,000,000
Accrued interest payable	5,763	5,763	5,763
Advances from borrowers for taxes and insurance	320,356	320,356	320,356

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

20.	FAIR VALUE MEASUREMENTS (Continued)

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

March 31, 2016 and 2015

21.   COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of March 31, 2016 and 2015 were as follows:

	2016	2015
	Contractual	Contractual
	Amount	Amount

Financial instruments whose notional or contract amounts represent credit risk:
Construction loan commitments	$	$225,000
Unused commercial lines of credit	1,212,000	1,425,000
Unused home equity lines of credit	4,969,000	4,450,000
Personal lines of credit	635	2,500
1-4 family residential mortgage commitments	1,232,000	1,683,000
Commercial real estate mortgage commitments		1,000,000
Standby letters of credit	55,000	55,000
Total	$7,468,635	$8,840,500

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

The Company has not been required to perform on any financial guarantees during the past two years. The Company has not incurred any losses on its commitments in either 2016 or 2015.

Litigation

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

22.	RELATED PARTY TRANSACTIONS

The Company obtained legal services and insurance products from other entities which were affiliated with Directors of the Bank. The aggregate payment for these products and services amounted to $186,985 and $183,345, for the years ended March 31, 2016 and 2015, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

23.   REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 and 2015, that the Bank meets all capital adequacy requirements to which it was subject.

As of March 31, 2016, the Bank exceeded all regulatory capital requirements necessary to be considered a “well capitalized” bank, but was classified as “adequately capitalized” because it was subject to a written agreement with the OCC.

The Bank’s actual and required capital amounts and ratios as of March 31, 2016 and 2015 are as follows:

							Minimum to be Well
							Capitalized Under Prompt
			For Capital				Corrective Action
	Actual		Adequacy Purposes				Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2016:
Total Capital (to Risk-Weighted Assets)	$11,859,000	17.26%	≥	$5,498,000	≥	8.0%	≥	$6,873,000	≥	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,988,000	15.99%	≥	$4,123,500	≥	6.0%	≥	$5,498,000	≥	8.0%
Tier 1 Common (to Risk-Weighted Assets)	$10,988,000	15.99%	≥	$3,092,625	≥	4.5%	≥	$4,467,125	≥	6.5%
Tier 1 Capital (to Average Assets)	$10,988,000	8.67%	≥	$5,068,000	≥	4.0%	≥	$6,335,000	≥	5.0%

							Minimum to be Well
							Capitalized Under Prompt
			For Capital				Corrective Action
	Actual		Adequacy Purposes				Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2015:
Total Capital (to Risk-Weighted Assets)	$11,839,000	16.97%	≥	$5,615,000	≥	8.0%	≥	$7,019,000	≥	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,958,000	15.61%	≥	$4,211,520	≥	6.0%	≥	$5,615,000	≥	8.0%
Tier 1 Common (to Risk-Weighted Assets)	$10,958,000	15.61%	≥	$3,158,640	≥	4.5%	≥	$4,562,000	≥	6.5%
Tier 1 Capital (to Total Assets)	$10,958,000	8.66%	≥	$5,059,000	≥	4.0%	≥	$6,324,000	≥	5.0%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

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

The written agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for the Bank. Specifically, the Bank must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2016, the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 8.67%, 15.99% and 17.26%, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

25.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

The following presents the changes in accumulated other comprehensive income (loss) by component net of tax:

	Unrealized
	Gains (Losses)	Defined	Accumulated
	On Available	Benefit	Other
	For Sale	Pension	Comprehensive
	Securities	Plans	Income (Loss)
Balance as of April 1, 2015	$(16,142)	$(176,714)	$(192,856)

Other comprehensive income before reclassification	33,131	40,063	73,194
Total other comprehensive income	33,131	40,063	73,194

Balance as of March 31, 2016	$16,989	$(136,651)	$(119,662)

26.	FINANCIAL INFORMATION OF PARENT COMPANY

Delanco Bancorp, Inc. (Parent Company Only)

	For the Years Ended
	March 31,
	2016	2015
Statement of Financial Condition
Assets:
Cash and cash equivalents	$480,129	$460,783
Investment in Bank	9,536,490	9,592,799
Deferred income taxes	32,219	18,130

Total assets	$10,048,838	$10,071,712

Stockholders’ equity:

Total stockholders’ equity	10,048,838	10,071,712

Total liabilities and stockholders’ equity	$10,048,838	$10,071,712

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

26.     FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	For the Years Ended
	March 31,
	2016	2015
Income Statement
Interest on ESOP loan	$20,556	$21,938
Other interest income	456	706

Total income	$21,012	$22,644

Management fee	45,000	45,000
Compensation expense	35,220	30,216

Total expense	80,220	75,216

(Loss) before income tax benefit and equity in undistributed net loss of subsidiary	(59,208)	(52,572)
Equity in undistributed net income (loss) of subsidiary	27,549	(591,847)
Income tax benefit	13,589	11,587

Net (loss)	$(18,070)	$(632,832)

	For the Years Ended
	March 31,
	2016	2015
Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	$35,220	$30,216

Operating activities:
Net (loss)	(18,070)	$(632,832)
Undistributed net (income) loss of subsidiary	(27,549)	591,847
Increase in deferred income taxes	(14,089)	(12,087)

Net cash (used in) operating activities	(24,488)	(22,856)

Investing activities:
Distribution to subsidiary		(275,000)

Net cash (used in) investing activities		(275,000)

Financing activities:
Proceeds from ESOP loan	43,834	42,451

Net cash provided by financing activities	43,834	42,451

Net increase (decrease) in cash and cash equivalents	19,346	(255,405)

Cash and cash equivalents, beginning of year	460,783	716,188

Cash and cash equivalents, end of year	$480,129	$460,783