Form 10-Q
period 2016-06-30
Delanco Bancorp, Inc.
filed 2016-08-15
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No ☒

As of August 5, 2016 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$517,021	$585,364
Interest-bearing deposits	14,519,899	11,542,024
Total cash and cash equivalents	15,036,920	12,127,388
Investment securities:
Securities available-for-sale (amortized cost of $2,615,954 and $2,121,777 at June 30, 2016 and March 31, 2016, respectively)	2,658,250	2,150,093
Securities held-to-maturity (fair value $15,340,975 and $21,706,150 at June 30, 2016 and March 31, 2016, respectively)	15,235,456	21,584,538
Total investment securities	17,893,706	23,734,631
Loans, net of allowance for loan losses of $1,115,180 at June 30, 2016 (unaudited), $1,099,232 at March 31, 2016	83,503,299	82,197,809
Accrued interest receivable	326,152	369,138
Real estate owned	1,579,137	1,763,628
Federal Home Loan Bank, at cost	169,300	253,800
Premises and equipment, net	6,229,440	6,290,047
Deferred income taxes	1,999,050	2,066,535
Bank-owned life insurance	173,914	174,252
Other assets	339,957	437,797
Total assets	$127,250,875	$129,415,025

LIABILITIES
Deposits
Non-interest bearing deposits	$11,003,399	$12,054,146
Interest bearing deposits	100,461,252	99,810,501
Total deposits	111,464,651	111,864,647
Advances from Federal Home Loan bank	1,000,000	3,000,000
Accrued interest payable	5,300	5,830
Advance payments by borrowers for taxes and insurance	453,237	433,034
Other liabilities	954,965	815,802
Total liabilities	113,878,153	116,119,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at June 30, 2016 and March 31, 2016, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at June 30, 2016 and March 31, 2016	$9,454	$9,454
Additional paid-in capital	9,997,314	9,988,509
Retained earnings, substantially restricted	3,978,293	3,918,476
Unearned common stock held by employee stock ownership plan	(501,065)	(501,065)
Accumulated other comprehensive (loss)	(111,274)	(119,662)
Total stockholder’s equity	13,372,722	13,295,712
Total liabilities and stockholders’ equity	$127,250,875	$129,415,025

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2016	2015
INTEREST INCOME
Loans	$892,478	$896,377
Investment securities	174,933	165,875
Total interest income	1,067,411	1,062,252

INTEREST EXPENSE
Interest-bearing checking accounts	10,741	9,012
Passbook and money market accounts	29,667	26,376
Certificates of deposits	91,440	100,495
Federal Home Loan Bank Advances	2,748	6,900
Total interest expense	134,596	142,783

Net interest income	932,815	919,469
Provision (recapture) for loan losses	(48,000)	10,000
Net interest income after provision (recapture) for loan losses	980,815	909,469

NON-INTEREST INCOME
(Loss) on sale of real estate owned	(5,532)	(8,152)
Service charges	32,835	33,008
Rental income	12,435	38,438
Other	3,480	3,632
Total non-interest income	43,218	66,926

NON-INTEREST EXPENSE
Salaries and employee benefits	397,028	408,760
Advertising	4,565	6,471
Office supplies, telephone and postage	25,232	25,373
Loan expenses	28,376	15,906
Net occupancy expense	143,376	147,274
Real estate loss reserve	13,100	38,993
Federal insurance premiums	42,798	42,906
Data processing expenses	64,614	58,760
ATM expenses	6,305	6,118
Bank charges and fees	21,493	19,985
Insurance and surety bond premiums	21,107	24,245
Dues and subscriptions	11,529	10,316
Professional fees	54,851	72,636
Real Estate Owned expense	32,585	55,034
Other	34,162	34,917
Total non-interest expense	901,121	967,694

INCOME BEFORE INCOME TAX EXPENSE	122,912	8,701

Income tax expense (benefit)	63,095	(18,232)

NET INCOME	$59,817	$26,933
INCOME PER COMMON SHARE	$0.07	$0.03

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended

	June 30, 2016	June 30, 2015

Net income	$59,817	$26,933

Unrealized gain (loss) available for sale:
Unrealized holding gain (loss), net of deferred tax (benefit) of $16,918 and ($19,146) in 2016 and 2015	8,388	(12,576)

Total other comprehensive income	$68,205	$14,357

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2016	945,425	$9,454	$9,988,509	$3,918,476	$(501,065)	$(119,662)	$13,295,712
Comprehensive income
Net income	−	−	−	59,817	−	−	59,817
Other comprehensive income, net of tax:	−	−	−	−	−	8,388	8,388

Employee stock option expense	−	−	8,805	−	−	−	8,805

Balance at June 30, 2016	945,425	$9,454	$9,997,314	$3,978,293	$(501,065)	$(111,274)	$13,372,722

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flow from operating activities
Net Income	$59,817	$26,933
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	61,894	(18,982)
Depreciation	66,152	65,434
Discount accretion net of premium amortization	(26,763)	3,305
(Recapture) Provision for loan losses	(48,000)	10,000
(Gain)Loss on sale of real estate owned	5,532	8,152
Compensation expense for stock options	8,805	7,877
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	42,986	45,488
Pre-Paid income taxes	−	(2,250)
Other assets	98,178	9,630
Increase (decrease) in:
Accrued interest payable	(530)	(1,187)
Other liabilities	139,163	(18,747)
Net cash provided by operating activities	$407,234	$135,653

Cash flows from investing activities
Proceeds of securities available for sale	5,822	5,658
Purchases of securities available for sale	(500,000)	−
Purchases of securities held-to-maturity	(7,500,000)	(2,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	13,875,845	2,081,217
Redemption of investment required by law – stock in Federal Home Loan Bank	84,500	7,500
Proceeds from sale of real estate owned	284,233	45,023
Net (increase) in loans	(1,362,764)	(1,226,009)
Purchases of premises and equipment	(5,545)	(47,318)
Net cash provided by(used in) investing activities	$4,882,091	$(1,133,929)

Cash flows from financing activities
(Decrease) in deposits	(399,996)	(2,135,432)
Increase in advance payments by borrowers for taxes and insurance	20,203	48,544
(Decrease) in Federal Home Loan Bank Advances	(2,000,000)	−
Net cash used in financing activities	$(2,379,793)	$(2,086,888)

	Three Months Ended June 30,
	2016	2015

Net (decrease) increase in cash and cash equivalents	$2,909,532	$(3,085,164)

Cash and cash equivalents, beginning of the period	12,127,388	10,450,448

Cash and cash equivalents, end of period	$15,036,920	$7,365,284

Supplemental Disclosures:

Cash paid during the period for interest	$142,978	$143,970

Cash paid during the period for income taxes	$2,500	$2,500

Loans transferred to foreclosed real estate during the period	$110,624	$96,621

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$8,388	$(12,576)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2016.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 121 basis points.

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

Tax year 2015 remains subject to examination by Federal and 2013 through 2015 by New Jersey taxing authorities. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2016	2015
Numerator	$59,817	$26,933
Denominators:
Basic shares outstanding	906,720	903,021
Effect of dilutive securities	3,290	1,546
Dilutive shares outstanding	910,010	904,567
Earnings per share:
Basic	$0.07	$0.03
Dilutive	$0.07	$0.03

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at June 30, 2016 were 8.90%, 16.19% and 17.45%, respectively.

(7)	Recent Accounting Pronouncements

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2016
Available-for-sale securities	$	−	$2,658	$	−

March 31, 2016
Available-for-sale securities	$	−	$2,150	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2016 and March 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans	−	−	$5,309
Real estate owned	−	−	1,595
Total	−	−	$6,904
March 31, 2016
Impaired loans	−	−	$4,966
Real estate owned	−	−	1,763
Total	−	−	$6,729

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2016 and March 31, 2016 was as follows:

	June 30, 2016
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$15,037	$15,037	$	−	$	−
Investment securities-available for sale	2,616	−		2,658		−
Investment securities-held to maturity	15,235	−		15,341		−
Loans receivable – net	83,503	−		−		84,035
FHLB stock	169	169		−		−
Accrued interest receivable	326	326		−		−
Bank–owned life insurance	174	174		−		−
Real estate owned	1,579	−		−		1,595
Total financial assets	$118,639	$15,706		$17,999		$85,630

Financial Liabilities:
Deposits- non-interest bearing	$11,003	$11,003	$	−	$	−
Deposits – interest bearing	100,462			100,811
Advances from Federal Home Loan Bank	1,000	1,000		−		−
Advance payments by borrowers for taxes and insurance	453	453		−		−
Accrued interest payable	5	5		−		−
Total financial liabilities	$112,923	$12,461		$100,811	$	−

	March 31, 2016
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$12,127	$12,127	$	−	$	−
Investment securities-available for sale	2,122	−		2,150		−
Investment securities-held to maturity	21,585	−		21,640		−
Loans receivable,– net	82,198	−		−		84,744
FHLB stock	254	254		−		−
Accrued interest receivable	369	369		−		−
Bank-owned life insurance	174	174		−		−
Real estate owned	1,764	−		−		1,764
Total financial assets	$120,593	$12,924		$23,790		$86,508

Financial Liabilities:
Deposits-non-interest bearing	$12,054	$12,054	$	−	$	−
Deposits-interest bearing	99,811	−		99,900		−
Advances from Federal Home Loan Bank	3,000	3,000		−		−
Advance payments by borrowers for taxes and insurance	433	433		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$115,304	$15,493		$99,900	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	June 30, 2016			March 31, 2016
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$6,280	$	−	$7,469	$	−

(9)	Loans

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

Loans at June 30, 2016 and March 31, 2016 are summarized as follows (dollars in thousands):

	June 30,	March 31,
	2016	2016

Residential (one-to four-family) real estate	$62,573	$62,251
Multi-family and commercial real estate	9,959	9,569
Commercial	2,261	2,290
Home equity	8,816	8,528
Consumer	650	682
Construction	430	54
Total loans	84,689	83,374
Net deferred loan origination fees	(71)	(77)
Allowance for loan losses	(1,115)	(1,099)
Loans, net	$83,503	$82,198

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2016, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At June 30, 2016, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2016, the Bank has entered into formal forbearance agreements with four relationships totaling $688 thousand that require current payments while the borrowers restructure their finances

The following table represents loans by credit quality indicator at June 30, 2016 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$59,521	$	−	$	−	$3,052	$62,573
Multi-family and commercial real estate	8,337		287		−	1,335	9,959
Commercial	2,050		74		39	98	2,261
Home equity	8,676		−		−	140	8,816
Consumer	650		−		−	−	650
Construction	376		−		−	54	430
	$79,610		$361		$39	$4,679	$84,689

The following table represents past-due loans as of June 30, 2016 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$716	$482	$2,089	$3,287	$59,286	$62,573
Multi-family and commercial real estate	277	287	661	1,225	8,734	9,959
Commercial	205	−	98	303	1,958	2,261
Home Equity	25	−	44	69	8,747	8,816
Consumer	3	−	−	3	647	650
Construction	−	−	−	−	430	430
Total Loans	$1,226	$769	$2,892	$4,887	$79,802	$84,689
Percentage of Total Loans	1.45%	0.91%	3.41%	5.77%	94.23%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At June 30, 2016, the Bank had 17 loan relationships totaling $2.9 million in non-accrual loans as compared to 18 relationships totaling $2.8 million at March 31, 2016. The average balance of impaired loans totaled $5.2 million for the three months ended June 30, 2016 as compared to $5.0 million for the year ended March 31, 2016, and interest income recorded on impaired loans for the three months ended June 30, 2016 totaled $42 thousand as compared to $201 thousand for the year ended March 31, 2016.

The following table represents data on impaired loans at June 30, 2016 and March 31, 2016 (dollars in thousands):

	June 30, 2016		March 31, 2016
Impaired loans for which a valuation allowance has been provided	$	−	$—
Impaired loans for which no valuation allowance has been provided		$5,309	$4,966
Total loans determined to be impaired		$5,309	$4,966
Allowance for loans losses related to impaired loans	$	−	$—
Average recorded investment in impaired loans		$5,213	$5,054
Cash basis interest income recognized on impaired Loans		$42	$201

The following table presents impaired loans by portfolio class at June 30, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$3,113	$3,053	$	−	$2,980	$16
Multi-family and commercial real estate	1,937	1,931		−	1,939	21
Commercial	133	132		−	100	2
Home equity	142	139		−	135	2
Consumer	−	−		−	−	−
Construction	59	54		−	59	1
Total	$5,384	$5,309	$	−	$5,213	$42

The following table presents impaired loans by portfolio class with no valuation allowance at March 31, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,964	$2,920	$	−	$2,913	$71
Multi-family and commercial real estate	1,938	1,935		−	1,992	117
Commercial	56	56		−	34	9
Home equity	−	−		−	39	1
Consumer	−	−		−	16	−
Construction	59	54		−	60	3
Subtotal	$5,017	$4,965	$	−	$5,054	$201

The following table represents nonaccrual loans as of June 30, 2016 and March 31, 2016 (dollars in thousands):

	June 30, 2016		March 31, 2016
Non-accrual loans:
Residential real estate		$1,436		$1,333
Multi-family and commercial real estate		661		553
Commercial		98		−
Consumer		−		21
Home equity		44		111
Construction		−		−
Total non-accrual loans		2,239		2,018

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$634		$744
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		634		744
Performing under modified terms:
Residential real estate		982		787
Multi-family and commercial real estate		674		766
Commercial		−		−
Consumer		−		−
Home Equity		96		−
Construction		54		54
Total troubled debt restructurings performing under modified terms:		1,806		1,607
Total troubled debt restructurings		2,440		2,351
Total non-performing loans		4,679		4,369
Real estate owned		1,579		1,764
Total non-performing assets		6,258		6,133

Non-performing loans as a percentage of loans		5.52%		5.24%
Non-performing assets as a percentage of loans and real estate owned		7.25%		7.20%
Non-performing assets as percentage of total assets		4.92%		4.74%

During the three months ended June 30, 2016, the Bank experienced a $111 thousand net increase in non-accrual loans. This change reflects the downgrading of three loan relationships to non-accrual status totaling $411 thousand during the three months ended June 30, 2016. The downgraded loans consisted of two residential mortgages totaling $313 thousand and one commercial loan totaling $98 thousand. These additions to the non-accruals were offset by one commercial loan for $21 thousand and two residential mortgages for $209 thousand that returned to accruing status as well as one home equity loan for $77 thousand that returned to accruing status through a troubled debt restructuring.

The following table presents troubled debt restructurings that occurred during the periods ended June 30, 2016 and March 31, 2016 and loans modified as troubled debt restructurings within the previous 3 and 12 month periods and for which there was a payment default during the period.

	June 30, 2016			March 31, 2016
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre-Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	1	$77	$96	1	$164	$173

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended June 30, 2016 and March 31, 2016:

	June 30,	March 31,
	2016	2016
Balance, beginning of period	$1,764	$2,433
Additions from loan foreclosures	110	332
Additions from capitalized costs	8	−
Dispositions of REO	(284)	(752)
Gain (loss) on sale of REO	(6)	(3)
Valuation adjustments in the period	(13)	(246)
Balance, end of period	$1,579	$1,764

The following table presents the changes in fair value adjustments to REO for the periods ended June 30, 2016 and March 31, 2016:

	June 30,	March 31,
	2016	2016
Balance, beginning of period	$227	$851
Valuation adjustments added in the period	13	247
Valuation adjustments on disposed properties during the period	(168)	(871)
Balance, end of period	$72	$227

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	June 30, 2016	March 31, 2016

Balance at beginning of period	$1,099	$1,185
Provision:
Commercial	(25)	(12)
Commercial real estate	(1)	9
Residential real estate	5	(132)
Home Equity	(12)	11
Consumer	(17)	53
Construction	2	−

Total Provision	(48)	(71)

Charge-Offs:
Commercial	−	−
Commercial Real Estate	−	17
Residential real estate	−	40
Home Equity	−	11
Consumer	−	71
Recoveries	(64)	(124)
Total Net Charge-Offs	(64)	15
Balance at end of period	$1,115	$1,099
Period-end loans outstanding	$84,689	$83,374
Average loans outstanding	$83,636	$83,666

Allowance as a percentage of period-end loans	1.32%	1.32%
Net charge-offs as a percentage of average loans	(0.07)%	0.02%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2016 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$80	$339	$568	$87		$25	$	−	$1,099
Loan charge-offs	−	−	−	−		−		−	−
Recoveries	26	16	3	−		19		−	64
Provision for loan losses	(25)	(1)	5	(12)		(17)		2	(48)

Balance, end of period	$81	$354	$576	$75		$27		$2	$1,115

Ending balance for loans individually evaluated for impairment	−	−	−	−		−		−	−
Ending balance for loans collectively evaluated for impairment	$81	$354	$576	$75		$27		$2	$1,115

Loans receivable:
Ending balance	$2,261	$9,959	$62,573	$8,816		$650		$430	$84,689
Ending balance: loans individually evaluated for impairment	$133	$1,711	$2,667	$545	$	−		$54	$5,110
Ending balance: loans collectively evaluated for impairment	$2,128	$8,248	$59,906	$8,271		$650		$376	$79,579

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

For the three months ending June 30, 2016, the Bank experienced no charge-offs as compared to one charge-off relating to one loan relationship totaling $71 thousand and partial charge-offs relating to three loan relationships totaling $68 thousand for the year ended March 31, 2016.

At June 30, 2016, the Bank maintained an allowance for loan loss ratio of 1.32% to loans outstanding. Non-performing assets have increased by $125 thousand over their stated levels at March 31, 2016, representing a non-performing asset to total asset ratio of 4.92% at June 30, 2016 as compared to a non-performing asset to total asset ratio of 4.74% at March 31, 2016.

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

(10)     Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of June 30, 2016 and March 31, 2016 are as follows:

	Held-to-Maturity June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$4,500	$9	$	−	$4,509
Federal Home Loan Bank Bonds	5,682	23		−	5,705
Federal Home Loan Mortgage Corporation Bonds	500	1		−	501
Federal National Mortgage Association	3,000	14		(2)	3,012
Municipal Bond	736	−		−	736
	14,418	47		(2)	14,463
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	378	38		−	416
Federal National Mortgage Association	290	18		−	308
Government National Mortgage Corporation	149	5		−	154
	817	61		−	878
Total	$15,235	$108		$(2)	$15,341

	Held-to-Maturity March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$5,802	$28	$(4)	$5,826
Federal Farm Credit Bonds	9,438	21	(1)	9,458
Federal Home Loan Mortgage Corporation Bonds	732	−	−	732
Federal National Mortgage Association Bond	4,000	17		4,017
Municipal Bond	736		(1)	735
	20,708	66	(6)	20,768
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	322	26	(8)	340
Federal National Mortgage Association	398	40	(3)	435
Government National Mortgage Corporation	157	7	(1)	163
	877	73	(12)	938
Total	$21,585	$139	$(18)	$21,706

	Available for Sale
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association Bond	500	−	(1)	499
Certificate of deposit	2,000	43	−	2,043
Mutual Fund Shares	116	−	−	116
	$2,616	$43	$(1)	$2,658

	Available-for-Sale
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal National Mortgage Association	$500	$ −	$(3)	$497
Certificates of Deposit	1,500	31	−	1,531
Mutual Fund Shares	122	2	(2)	122
Total	$2,122	$33	$(5)	$2,150

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2016 and March 31, 2016:

	June 30, 2016
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$736	$736	$	−	−
After one year through five years	−	−		1,500	1,533
After five years through ten years	5,425	5,439		500	510
After ten years	9,074	9,166		500	499
Equity securities	−	−		116	116
	$15,235	$15,341		$2,616	$2,658

	March 31, 2016
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$736	$735	$	−	$	−
After one year through five years	945	945		1,000		1,025
After five years through ten years	8,380	8,384		1,000		1,004
After ten years	11,524	11,642		−		−
Mutual fund shares	−	−		122		122
	$21,585	$21,706		$2,122		$2,150

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and March 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
June 30, 2016	Value	Losses	Value		Losses		Value	Losses
Federal National Mortgage Association	$498	$(2)	$	−	$	−	$498	$(2)
Municipal Bonds	735	(1)		−		−	735	(1)
Total	$1,233	$(3)	$	−	$	−	$1233	$(3)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Federal Home Loan Bank Bonds	$ −	$ −	$496	$ (4)	$496	$ (4)
Federal Farm Credit Bonds	−	−	499	(1)	499	(1)
Federal National Mortgage Association	−	−	497	(3)	497	(3)
Municipal Bonds	735	(1)			735	(1)
Mutual fund shares			64	(2)	64	(2)
	735	(1)	1,556	(10)	2,291	(11)
Mortgage –Backed Securities:
Federal Home Loan Mortgage Corporation	−	−	103	(8)	103	(8)
Federal national Mortgage Association	−	−	154	(3)	154	(3)
Government national Mortgage Association	−	−	22	(1)	22	(1)
			279	(12)	279	(12)
Total	$735	$(1)	$1,835	$(22)	$2,570	$(23)

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

At June 30, 2016, the 3 debt securities with unrealized losses have depreciated .01% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2016 were $127.3 million, a decrease of $2.1 million from total assets of $129.4 million at March 31, 2016. Total liabilities decreased $2.2 million from $116.1 million at March 31, 2016 to $113.9 million at June 30, 2016. Total stockholders’ equity increased $77 thousand to $13.3 million at June 30, 2016, primarily due to the increase in retained earnings as a result of the quarterly net income.

Loans. At June 30, 2016, total loans, net, were $83.5 million, or 65.6% of total assets. Overall loans increased by $1.3 million primarily due to increased loans originations. Commercial and multi-family real estate loans increased by $390 thousand, residential real estate loans by $322 thousand, home equity loans by $288 thousand and construction loans by $376 thousand while consumer loans decreased by $32 thousand and commercial loans by $29 thousand .

Total nonperforming loans at June 30, 2016 increased $310 thousand from March 31, 2016.

Securities. The investment securities portfolio was $17.9 million, or 14.1% of total assets, at June 30, 2016. At that date, 4.6% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $5.8 thousand compared to March 31, 2016. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $111.5 million at June 30, 2016, a decrease of $400 thousand compared to March 31, 2016. Deposits decreased as we made a conscious effort to reduce our reliance on high costing time deposits. Core deposits increased for the three months by $46 thousand while time deposits decreased by $456 thousand.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Financial Highlights.  Net income for the three months ended June 30, 2016 was $60 thousand as compared to a net income of $27 thousand for the same prior year period. The increase in net income for the three month period was primarily the result of decreased provisions for loan losses.

Net Interest Income.   Net interest income increased $13 thousand to $933 thousand for the three months ended June 30, 2016 as compared to the prior year period. The Bank saw an increase in the interest rate spread (7 basis points) and a increase in net interest margin (7 basis points) for the three month period.  Total interest income increased 0.50% for the three months ending June 30, 2016 compared to the three months ended June 30, 2015. Total interest expense decreased by 5.7% between the same periods.

Average loans in the three months ended June 30, 2016 increased $1.3 million, or 1.6%, compared with the same period in 2015, as production of new loans exceeded the amounts from normal amortization and payoffs of exiting loans. Average investment securities in the three months ended June 30, 2016 decreased $3.9 million, or15.4%, compared to the same period in 2015. The decrease in the investment portfolio was due to calls of debt securities. Declining interest rates decreased the average yield on earning assets to 3.67% for the three months ended June 30, 2016, compared with 3.70% for the same period in 2015.

Average interest-bearing deposits in the three months ended June 30, 2016 decreased $2.0 million or 2.1%, compared with the same period in 2015. Declining interest rates decreased the average cost of deposits to 0.55%, compared with 0.56% for the same period in 2015.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses recaptured $48 thousand in the three months ended June 30, 2016 compared to provisions expensed of $10 thousand in the three months ended June 30, 2015.  We had no charge-offs and recoveries totaled $64 thousand in the three months ended June 30, 2016 compared to $38 thousand in net charge-offs in the same prior year period.

Non-Interest Income.  Non-interest income decreased $24 thousand in the three month period ending June 30, 2016 compared to the three month period ended June 30, 2015 primarily due to the loss of rental income from REO properties and our Cinnaminson branch.

Non-Interest Expenses.  Non-interest expenses decreased $66 thousand in the three months ending June 30, 2016 compared to the three months ended June 30, 2014 primarily due to decreased in legal fees and real estate expenses and loss reserve.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $15.0 million. At June 30, 2016, we had $1 million in outstanding borrowings and had arrangements to borrow up to an additional $7 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At June 30, 2016, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At June 30, 2016 we had $1.9 million in loan commitments outstanding. We also had $6 million in unused lines of credit and $268 thousand in unfunded constructions draws. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2016 totaled $23.3 million, or 60.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2016, the Company had $480 thousand in cash and cash equivalents compared to $480 thousand as of March 31, 2016.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended June 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: August 15, 2016	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: August 15, 2016	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer