Form 10-Q
period 2016-09-30
Delanco Bancorp, Inc.
filed 2016-11-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$520,323	$585,364
Interest-bearing deposits	11,528,637	11,542,024
Total cash and cash equivalents	12,048,960	12,127,388
Investment securities:
Securities available-for-sale (amortized cost of $2,107,801 and $2,121,777 at Sept. 30, 2016 and March 31, 2016, respectively)	2,140,704	2,150,093
Securities held-to-maturity (fair value $20,730,076 and $21,706,150 at September 30, 2016 and March 31, 2016, respectively)	20,650,520	21,584,538
Total investment securities	22,791,224	23,734,631
Loans, net of allowance for loan losses of $1,041,937 at September 30, 2016 (unaudited), $1,099,232 at March 31, 2016	83,409,027	82,197,809
Accrued interest receivable	350,740	369,138
Real estate owned	1,412,812	1,763,628
Federal Home Loan Bank, at cost	169,300	253,800
Premises and equipment, net	6,163,102	6,290,047
Deferred income taxes	1,994,200	2,066,535
Bank-owned life insurance	173,914	174,252
Other assets	332,140	437,797
Total assets	$128,845,419	$129,415,025

LIABILITIES
Deposits
Non-interest bearing deposits	$11,526,933	$12,054,146
Interest bearing deposits	101,563,486	99,810,501
Total deposits	113,090,419	111,864,647
Advances from Federal Home Loan bank	1,000,000	3,000,000
Accrued interest payable	5,908	5,830
Advance payments by borrowers for taxes and insurance	481,825	433,034
Other liabilities	873,306	815,802
Total liabilities	115,451,458	116,119,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at September 30, 2016 and March 31, 2016, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at September 30, 2016 and March 31, 2016	$9,454	$9,454
Additional paid-in capital	10,006,119	9,988,509
Retained earnings, substantially restricted	3,996,362	3,918,476
Unearned common stock held by employee stock ownership plan	(501,065)	(501,065)
Accumulated other comprehensive (loss)	(116,909)	(119,662)
Total stockholder’s equity	13,393,961	13,295,712
Total liabilities and stockholders’ equity	$128,845,419	$129,415,025

See Notes to the Unaudited Consolidated Financial Statements.

 DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans	$874,301	$913,709	$1,766,779	$1,810,086
Investment securities	140,834	167,904	315,767	333,779
Total interest income	1,015,135	1,081,613	2,082,546	2,143,865

INTEREST EXPENSE
Interest-bearing checking accounts	11,411	9,301	22,152	18,313
Passbook and money market accounts	30,025	26,198	59,692	52,574
Certificates of deposits	90,558	98,769	181,998	199,264
Federal Home Loan Bank Advances	2,064	6,980	4,812	13,880
Total interest expense	134,058	141,248	268,654	284,031

Net interest income	881,077	940,365	1,813,892	1,859,834
Provision (Recovery) for loan losses	−	−	(48,000)	10,000
Net interest income after provision (recovery) for loan losses	881,077	940,365	1,861,892	1,849,834

NON-INTEREST INCOME
Gain (Loss) on sale of real estate owned	2,692	6,171	(2,840)	(1,981)
Service charges	29,595	37,653	62,430	70,661
Rental income	12,600	29,491	25,035	67,929
Other	3,949	3,949	7,429	7,581
Total non-interest income	48,836	77,264	92,054	144,190

NON-INTEREST EXPENSE
Salaries and employee benefits	400,610	423,318	797,638	832,078
Advertising	6,812	3,170	11,377	9,641
Office supplies, telephone and postage	28,775	27,106	54,007	52,479
Loan expenses	5,956	31,958	34,332	47,864
Occupancy expense	149,977	159,135	293,353	306,409
Federal insurance premiums	42,628	46,593	85,426	85,586
Real estate owned loss reserve	−	5,379	13,100	48,285
Data processing expenses	62,544	60,603	127,158	119,363
ATM expenses	9,995	7,806	16,300	13,924
Bank charges and fees	22,609	22,766	44,102	42,751
Insurance and surety bond premiums	23,622	24,843	44,729	49,088
Dues and subscriptions	12,925	13,955	24,454	24,271
Professional fees	70,769	79,414	125,620	152,050
Real Estate Owned expense, net	29,566	85,463	62,151	140,497
Other	35,699	32,968	69,861	67,885
Total non-interest expense	902,487	1,024,477	1,803,608	1,992,171

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	27,426	(6,848)	150,338	1,853

Income tax (benefit)	9,357	(2,118)	72,452	(20,350)

NET INCOME (LOSS)	18,069	(4,730)	77,886	22,203
INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.01)	$0.09	$0.02

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Six Months Ended

	September 30, 2016	September 30, 2015

Net income	$77,886	$22,203

Unrealized gain (loss) available for sale:
Unrealized holding gain (loss), net of deferred tax (benefit) of $16,918 and ($13,379) in 2016 and 2015	2,753	(3,926)

Total other comprehensive income	$80,639	$18,277

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 016	945,425	$9,454	$9,988,509	$3,918,476	$(501,065)	$(119,662)	$13,295,712
Comprehensive income
Net income				77,886			77,886
Other comprehensive income, net of tax:						2,753	2,753

Employee stock option expense			17,610				17,610

Balance at September 30, 2016	945,425	$9,454	$10,006,119	$3,996,362	$(501,065)	$(116,909)	$13,393,961

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flow from operating activities
Net income	$77,886	$22,203
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	70,501	(21,850)
Depreciation	132,491	131,622
Discount accretion net of premium amortization	(31,427)	6,686
Provision (recapture)for loan losses	(48,000)	10,000
Loss on sale of real estate owned	2,840	1,981
Compensation expense for stock options	17,610	15,754

Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	18,398	15,796
Other assets	105,994	30,588
Increase (decrease) in:
Accrued interest payable	78	(427)
Other liabilities	57,504	(45,714)
Net cash provided by operating activities	$403,875	$166,639

Cash flows from investing activities
Proceeds of securities available for sale	513,976	13,894
Purchase of securities available for sale	(500,000)	(500,000)
Purchases of securities held-to-maturity	(14,965,000)	(2,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	15,930,445	3,656,741
Redemption of investment required by law – stock in Federal Home Loan Bank	84,500	7,500
Proceeds from sale of real estate owned	466,285	471,833
Net increase in loans	(1,281,527)	(2,086,720)
Purchases of premises and equipment	(5,545)	(59,493)
Net cash provided by (used in) investing activities	$243,134	$(996,245)

Cash flows from financing activities
(Decrease) increase in deposits	1,225,772	(1,048,874)
Increase in advance payments by borrowers for taxes and insurance	48,791	102,763
Increase in federal Home Loan bank Advances	(2,000,000)	−
Net cash used in financing activities	$(725,437)	$(946,111)

Net decrease in cash and cash equivalents	$(78,428)	$(1,775,717)

Cash and cash equivalents, beginning of the period	12,127,388	10,450,448
Cash and cash equivalents, end of period	$12,048,960	$8,674,731

Supplemental Disclosures:

Cash paid during the period for interest	$274,562	$270,578

Cash paid during the period for income taxes	$2,500	$2,500

Loans transferred to foreclosed real estate during the period	$148,931	246,382

Net change in unrealized gain (loss) on securities available-for-sale net of tax	$2,753	$(3,926)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2016.

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

The calculated basic and dilutive EPS are as follows:

	Six Months Ended September 30,
	2016	2015
Numerator	$77,886	$22,203
Denominators:
Basic shares outstanding	906,720	903,021
Effect of dilutive securities	4,136	2,083
Dilutive shares outstanding	910,856	905,104
Earnings per share:
Basic	$0.09	$0.02
Dilutive	$0.09	$0.02

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at September 30, 2016 were 8.86%, 16.19% and 17.46%, respectively.

(7)	Recent Accounting Pronouncements

There was one recent amendment to an accounting pronouncements since the March 31, 2016 audited financial statements.

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2016
Available-for-sale securities	$	−	$2,141	$	−

March 31, 2016
Available-for-sale securities	$	−	$2,150	$	−

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2016 and March 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans	$	−	$	−	$5,397
Real estate owned		−		−	1,413
Total	$	−	$	−	$6,810

March 31, 2016
Impaired loans	$	−	$	−	$4,966
Real estate owned		−		−	1,763
Total	$	−	$	−	$6,729

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2016 and March 31, 2016 was as follows:

	September 30, 2016
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$12,049	$12,049	$	−	$	−
Investment securities-available for sale	2,108	−		2,141		−
Investment securities-held to maturity	20,651	−		20,730		−
Loans – net	83,409	−		−		82,821
FHLB stock	169	169		−		−
Accrued interest receivable	351	351		−		−
Bank–owned life insurance	174	174		−		−
Total financial assets	$118,911	$12,743		$22,871		$82,821

Financial Liabilities:
Deposits-non-interest bearing	$11,527	$11,527	$	−	$	−
Deposits-interest bearing	101,563	−		101,882		−
Advance payments by borrowers for taxes and insurance	482	482		−		−
Advances Federal Home Loan Bank	1,000	1,000		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$114,578	$13,015			$	−

	March 31, 2016
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$12,127	$12,127	$	−	$	−
Investment securities-available for sale	2,122	−		2,150		−
Investment securities-held to maturity	21,585	−		21,640		−
Loans receivable,– net	82,198	−		−		84,744
FHLB stock	254	254		−		−
Accrued interest receivable	369	369		−		−
Bank-owned life insurance	174	174		−		−
Real estate owned	1,764	−		−		1,764
Total financial assets	$120,593	$12,924		$23,790		$86,508

Financial Liabilities:
Deposits-non-interest bearing	$12,054	$12,054	$	−	$	−
Deposits-interest bearing	99,811	−		99,900		−
Advances from Federal Home Loan Bank	3,000	3,000		−		−
Advance payments by borrowers for taxes and insurance	433	433		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$115,304	$15,493		$99,900	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	September 30, 2016			March 31, 2016
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$6,555	$	−	$7,469	$	−

(9)	Loans

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

Loans at September 30, 2016 and March 31, 2016 are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2016	2016

Residential (one-to four-family) real estate	$62,907	$62,251
Multi-family and commercial real estate	9,925	9,569
Commercial	2,018	2,290
Home equity	8,572	8,528
Consumer	640	682
Construction	457	54
Total loans	84,519	83,374
Net deferred loan origination fees	(68)	(77)
Allowance for loan losses	(1,042)	(1,099)
Loans, net	$83,409	$82,198

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At September 30, 2016, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At September 30, 2016, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2016, the Bank has entered into formal forbearance agreements with six relationships totaling $874 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at September 30, 2016 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans	Non- Performing Loans	Total
Residential real estate	$59,531	$	−	$264	$3,112	$62,907
Multi-family and commercial real estate	8,744		−	−	1,181	9,925
Commercial	1,809		20	56	133	2,018
Home equity	8,528		−	−	44	8,572
Consumer	625		−	−	15	640
Construction	404		−	−	53	457
	$79,641		$20	$320	$4,538	$84,519

The following table represents past-due loans as of September 30, 2016 (dollars in thousands):

	30-59 Days Past	60- 89 Days Past	Greater than 90 Days Past	Total Past		Total Loan
	Due	Due	Due	Due	Current	Balances
Residential real estate	$848	$362	$2,145	$3,355	$59,552	$62,907
Multi-family and commercial real estate	−	604	510	1,114	8,811	9,925
Commercial	201	88	98	387	1,631	2,018
Home Equity	34	173	44	251	8,321	8,572
Consumer	−	−	15	15	625	640
Construction	−	−	−	−	457	457
Total Loans	$1,083	$1,227	$2,812	$5,122	$79,397	$84,519
Percentage of Total Loans	1.28%	1.45%	3.33%	6.06%	93.94%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At September 30, 2016, the Bank had 17 loan relationships totaling $3.3 million in non-accrual loans as compared to 18 relationships totaling $2.8 million at March 31, 2016. The average balance of impaired loans totaled $5.3 million for the six months ended September 30, 2016 as compared to $5.0 million for the year ended March 31, 2016, and interest income recorded on impaired loans for the six months ended September 30, 2016 totaled $74 thousand as compared to $201 thousand for the year ended March 31, 2016.

The following table represents data on impaired loans at September 30, 2016 and March 31, 2016 (dollars in thousands):

	September 30, 2016		March 31, 2016
Impaired loans for which a valuation allowance has been provided	$	−	$—
Impaired loans for which no valuation allowance has been provided		$5,397	$4,966
Total loans determined to be impaired		$5,397	$4,966
Allowance for loans losses related to impaired loans	$	−	$—
Average recorded investment in impaired loans		$5,277	$5,054
Cash basis interest income recognized on impaired loans		$74	$201

The following table presents impaired loans by portfolio class at September 30, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$3,228	$3,170	$	−	$3,035	$26
Multi-family and commercial real estate	1,907	1,887		−	1,924	39
Commercial	133	133		−	116	3
Home equity	146	139		−	141	4
Consumer	15	15		−	3	1
Construction	58	53		−	58	1
Total	$5,487	$5,397	$	−	$5,277	$74

The following table presents impaired loans by portfolio class at March 31, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,964	$2,920	$	−	$2,913	$71
Multi-family and commercial real estate	1,938	1,935		−	1,992	117
Commercial	56	56		−	34	9
Home equity	−	−		−	39	1
Consumer	−	−		−	16	−
Construction	59	54		−	60	3
Subtotal	$5,017	$4,965	$	−	$5,054	$201

The following table represents nonaccrual loans as of September 30, 2016 and March 31, 2016 (dollars in thousands):

	September 30, 2016		March 31, 2016
Non-accrual loans:
Residential real estate		$1,402		$1,333
Multi-family and commercial real estate		510		553
Commercial		133		−
Consumer		15		21
Home equity		44		111
Construction		−		−
Total non-accrual loans		2,104		2,018

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$742		$744
Multi-family and commercial real estate		425		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		1,167		744
Performing under modified terms:
Residential real estate		968		787
Multi-family and commercial real estate		246		766
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		53		54
Total troubled debt restructurings performing under modified terms:		1,267		1,607
Total troubled debt restructurings		2,434		2,351
Total non-performing loans		4,538		4,369
Real estate owned		1,413		1,764
Total non-performing assets		5,951		6,133

Non-performing loans as a percentage of loans		5.37%		5.24%
Non-performing assets as a percentage of loans and real estate owned		6.93%		7.20%
Non-performing assets as percentage of total assets		4.62%		4.74%

During the six months ended September 30, 2016, the Bank experienced a $509 thousand net increase in non-accrual loans. This change reflects the downgrading of five loan relationships to non-accrual status totaling $796 thousand during the six months ended September 30, 2016. The downgraded loans consisted of one residential mortgage totaling $223 thousand, one commercial real estate relationship with two loans totaling $425 thousand, two commercial loans totaling $133 thousand and one consumer loan totaling $15 thousand. Additionally one loan increased in outstanding based on $10 thousand of capitalized expenses. These additions to the non-accruals were offset by one commercial loan for $21 thousand and one residential mortgage for $100 thousand that returned to accruing status, one residential mortgage for $77 thousand that returned to accruing status through a restructuring, one commercial real estate loan for $40 thousand that was charged off, one residential loan in the amount of $54 thousand that was transferred to real estate owned and repayments on loans of $5 thousand.

The following table presents troubled debt restructurings that occurred during the periods ended September 30, 2016 and March 31, 2016 and loans modified as troubled debt restructurings within the previous 6 and 12 month periods and for which there was a payment default during the period.

	September 30, 2016			March 31, 2016
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	1	$77	$95	1	$164	$173

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	−	−	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended September 30, 2016 and March 31, 2016:

	September 30,	March 31,
	2016	2016
Balance, beginning of period	$1,764	$2,433
Additions from loan foreclosures	183	332
Additions from capitalized costs	−	−
Dispositions of REO	(518)	(752)
Gain (loss) on sale of REO	(3)	(3)
Valuation adjustments in the period	(13)	(246)
Balance, end of period	$1,413	$1,764

The following table presents the changes in fair value adjustments to REO for the periods ended September 30, 2016 and March 31, 2016:

	September 30,	March 31,
	2016	2016
Balance, beginning of period	$227	$851
Valuation adjustments added in the period	13	247
Valuation adjustments on disposed properties during the period	(185)	(871)
Balance, end of period	$55	$227

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30,	March 31,
	2016	2016

Balance at beginning of period	$1,099	$1,185
Provision:
Commercial	(38)	(12)
Commercial real estate	(26)	9
Residential real estate	59	(132)
Home Equity	(15)	11
Consumer	(30)	53
Construction	2	−

Total provision	(48)	(71)
Charge-offs:
Commercial	−	−
Commercial real estate	40	17
Residential real estate	56	40
Home equity	−	11
Consumer	−	71
Recoveries	(87)	(124)
Total Net Charge-Offs	$9	$15
Balance at end of period	$1,042	$1,099
Period-end loans outstanding	$84,519	$83,374
Average loans outstanding	$84,129	$83,666

Allowance as a percentage of period-end loans	1.23%	1.32%
Net charge-offs as a percentage of average loans	0.01%	0.02%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2016 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$80	$339	$568	$87		$25	$	−	$1,099
Loan charge-offs	−	(40)	(56)	−		−		−	(96)
Recoveries	27	31	5	−		24		−	87
Provision for loan losses	(38)	(26)	59	(15)		(30)		1	(48)

Balance, end of period	$69	$304	$576	$72		$19		$1	$1,042

Ending balance for loans individually evaluated for impairment	133	1,669	2,875	545		−		53	5,275
Ending balance for loans collectively evaluated for impairment	$1,885	$8,256	$60,032	$8,027		$640		$404	$79,244

Loans receivable:
Ending balance	$2,018	$9,925	$62,907	$8,572		$640		$457	$84,519
Ending balance: loans individually evaluated for impairment	$133	$1,669	$2,875	$545	$	−		$53	$5,275
Ending balance: loans collectively evaluated for impairment	$1,885	$8,256	$60,032	$8,027		$640		$404	$79,244

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

For the six months ending September 30, 2016, the Bank experienced one charge-off relating to one relationship totaling $40 thousand and two partial charge-offs related to two relationships totaling $56 thousand as compared to one charge-off relating to one loan relationship totaling $71 thousand and partial charge-offs relating to three loan relationships totaling $68 thousand for the year ended March 31, 2016.

At September 30, 2016, the Bank maintained an allowance for loan loss ratio of 1.23% to loans outstanding. Non-performing assets have decreased by $182 thousand over their stated levels at March 31, 2016, representing a non-performing asset to total asset ratio of 4.62% at September 30, 2016 as compared to a non-performing asset to total asset ratio of 4.74% at March 31, 2016.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of September 30, 2016 and March 31, 2016 are as follows:

	Held-to-Maturity September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$6,065	$12	$(5)	$6072
Federal Home Loan Bank Bonds	8,686	16	(3)	8,699
Federal Home Loan Mortgage Corporation Bonds	1,000	−	(3)	997
Federal National Mortgage Association	2,500	7	−	2,507
Municipal Bond	1,636	−	−	1,636
	19,887	35	(11)	19,911
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	271	17	−	288
Federal National Mortgage Association	350	35	−	385
Government National Mortgage Corporation	142	4	−	146
	763	56	−	819
Total	$20,650	$91	$(11)	$20,730

	Held-to-Maturity March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$5,802	$28	$(4)	$5,826
Federal Farm Credit Bonds	9,438	21	(1)	9,458
Federal Home Loan Mortgage Corporation Bonds	732	−	−	732
Federal National Mortgage Association Bond	4,000	17		4,017
Municipal Bond	736		(1)	735
	20,708	66	(6)	20,768
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	322	26	(8)	340
Federal National Mortgage Association	398	40	(3)	435
Government National Mortgage Corporation	157	7	(1)	163
	877	73	(12)	938
Total	$21,585	$139	$(18)	$21,706

	Available for Sale
	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Certificate of deposit	$2,000	$32	$	−	$2,032
Mutual Fund Shares	108	1		−	109
	$2,108	$33		$(1)	$2,141

	Available-for-Sale
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal National Mortgage Association	$500	$ −	$(3)	$497
Certificates of Deposit	1,500	31	−	1,531
Mutual Fund Shares	122	2	(2)	122
Total	$2,122	$33	$(5)	$2,150

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2016 and March 31, 2016:

	September 30, 2016
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$736	$736	$	−	$	−
After one year through five years	900	900		1,500		1,525
After five years through ten years	7,937	7,953		500		507
After ten years	11,076	11,141		−		−
Equity securities	−	−		108		109
	$20,649	$20,730		$2,108		$2,141

	March 31, 2016
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$736	$735	$	−	$	−
After one year through five years	945	945		1,000		1,025
After five years through ten years	8,380	8,384		1,000		1,003
After ten years	11,524	11,642		−		−
Equity securities	−	−		122		122
	$21,585	$21,706		$2,122		$2,150

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at September 30, 2016 and March 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
September 30, 2016	Value	Losses	Value		Losses		Value	Losses
Federal Farm Credit Bonds	$2,560	$(6)	$	−	$	−	$2,560	$(6)
Federal Home Loan Bank Bond	998	(2)		−		−	998	(2)
Federal Home Loan Mortgage Corporation Bond	497	(3)		−		−	497	(3)
Total	$4,055	$(11)	$	−	$	−	$4,055	$(11)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Federal Home Loan Bank Bonds	$ −	$ −	$496	$ (4)	$496	$ (4)
Federal Farm Credit Bonds	−	−	499	(1)	499	(1)
Federal National Mortgage Association	−	−	497	(3)	497	(3)
Municipal Bonds	735	(1)			735	(1)
Mutual fund shares			64	(2)	64	(2)
	735	(1)	1,556	(10)	2,291	(11)
Mortgage –Backed Securities:
Federal Home Loan Mortgage Corporation	−	−	103	(8)	103	(8)
Federal national Mortgage Association	−	−	154	(3)	154	(3)
Government national Mortgage Association	−	−	22	(1)	22	(1)
			279	(12)	279	(12)
Total	$735	$(1)	$1,835	$(22)	$2,570	$(23)

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

At September 30, 2016, the 14 debt securities with unrealized losses have depreciated 0.04% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2016 were $128.8 million, a decrease of $600 thousand from total assets of $129.4 million at March 31, 2016. Total liabilities decreased $700 thousand from $116.1 million at March 31, 2016 to $115.4 million at September 30, 2016. Total stockholders’ equity increased $100 thousand to $13.4 million at September 30, 2016, primarily due to net income offset by the decrease in other comprehensive income related to decreased values in the available for sale securities portfolio.

Loans. At September 30, 2016, total loans, net, were $83.4 million, or 64.7% of total assets. Overall loans increased by $1.2 million as increased production exceeded the payoff and amortization of loans. Commercial and multi-family real estate loans increased by $356 thousand, residential real estate loans by $656 thousand, residential construction loans by $403 thousand and home equity loans by $44 thousand while commercial loans decreased by $272 thousand and consumer loans by $42 thousand.

Total nonperforming loans at September 30, 2016 increased $169 thousand from March 31, 2016.

Securities. The investment securities portfolio was $22.8 million, or 17.7% of total assets, at September 30, 2016. At that date, 3.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1 million compared to March 31, 2016. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $113.1 million at September 30, 2016, an increase of $1.2 million compared to March 31, 2016. Deposits increased as the Bank made a conscious effort to reduce its reliance on high costing time deposits. Core deposits increased $753 thousand for the six months ended September 30, 2016 while time deposits decreased by $542 thousand.

Results of Operations for the Three and Six Months Ended September 30, 2016 and 2015

Financial Highlights.  The net income for the three months ended September 30, 2016 was $18 thousand as compared to a net loss of $5 thousand for the same prior year period. Net income for the six months ended September 30, 2016 was $78 thousand as compared to a net loss of $22 thousand for the same prior year period. The increase in net income for the three-month period was primarily the result of decreased non-interest expenses such as salaries and employee benefits, loan expenses and real estate owned expenses offset by a lower net interest income and lower non-interest income. The increase in net income for the six-month period was primarily the result of the lower non-interest expenses as well as the recapture from the loan loss reserve as compared to a provision to the loan loss reserve in the prior period.

Net Interest Income.   Net interest income decreased $46 thousand to $1.9 million for the six months ended September 30, 2016 as compared to the prior year period. The Bank saw an increase in the interest rate spread (7 basis points) and a decrease in net interest margin (7 basis points) for the six month period.  The rates earned on assets declined, resulting in a 2.5% decrease in total net interest income for the six months ended September 30, 2016 compared to the six months ended September 20, 2015. Total interest expense decreased by 5.4% between the same periods.

Average loans in the six months ended September 30, 2016 increased $2.2 million, or 2.7%, compared with the same period in 2015, driven by increased production in the residential mortgage portfolio. Average investment securities in the six months ended September 30, 2016 decreased $4.3 million, or 17.1%, compared to the same period in 2015. The decrease in the investment portfolio was due to calls of debt securities. Declining interest rates decreased the average yield on earning assets to 3.54% for the six months ended September 30, 2016, compared with 3.71% for the same period in 2015.

Average interest-bearing deposits in the six months ended September 30, 2016 increased $1.8 million or 1.8%, compared with the same period in 2015. Declining interest rates decreased the average cost of deposits to 0.51% compared with 0.56% for the same period in 2015.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  There was no provision for loan losses for the three months ended September 30, 2016 and a recovery of $48 thousand in the six months ended September 30, 2016 compared to $-0- and $10 thousand, respectively, for the comparable 2015 periods.  We had $73 thousand and $9 thousand in net charge-offs in the three and six months ended September 30, 2016, respectively, compared to $9 thousand and $47 thousand in net charge-offs in the same prior year periods. The charge-offs were primarily the result of re-evaluations of the collateral securing classified assets.

Non-Interest Income.  Non-interest income decreased $52 thousand in the six-month period ending September 30, 2016 compared to the six-month period ended September 20, 2015 primarily due to decreased rental income for both the three and six months ending September 30, 2016.

Non-Interest Expenses.  Non-interest expenses decreased $122 thousand and $189 thousand in the three and six months ending September 30, 2016, respectively, compared to the six months ended September 30, 2015 primarily due to decreases in real estate owned expenses, loan expenses, salaries and employee benefits and provisions to the reserve for real estate owned.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $12 million. At September 30, 2016, we had $1 million in outstanding borrowings and had arrangements to borrow up to $6.6 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At September 30, 2016, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At September 30, 2016, we had $201 thousand in loan commitments outstanding. We also had $6.1 million in unused lines of credit and $240 thousand in unfunded construction loans. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2016 totaled $21.5 million, or 55.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2016 and March 31, 2016, the Company had $480 thousand in cash and cash equivalents.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended September 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certification of Incorporation (1)

3.2	Bylaws (2)

4.0	Form of Specimen Stock Certificate (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: November 14, 2016	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: November 14, 2016	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer