Form 10-Q
period 2016-12-31
Delanco Bancorp, Inc.
filed 2017-02-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 9, 2017 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$702,565	$585,364
Interest-bearing deposits	10,320,101	11,542,024
Total cash and cash equivalents	11,022,666	12,127,388
Investment securities:
Securities available-for-sale (amortized cost of $2,096,668 and $2,121,777 at December 31, 2016 and March 31, 2016, respectively)	2,104,869	2,150,093
Securities held-to-maturity (fair value $21,848,380 and $21,706,150 at December 31, 2016 and March 31, 2016, respectively)	22,660,982	21,584,538
Total investment securities	24,765,851	23,734,631
Loans, net of allowance for loan losses of $1,016,218 at December 31, 2016 (unaudited), $1,099,232 at March 31, 2016	83,026,561	82,197,809
Accrued interest receivable	357,367	369,138
Real estate owned	1,722,800	1,763,628
Federal Home Loan Bank, at cost	124,300	253,800
Premises and equipment, net	6,107,352	6,290,047
Deferred income taxes	2,002,800	2,066,535
Bank-owned life insurance	173,914	174,252
Other assets	262,164	437,797
Total assets	$129,565,775	$129,415,025

LIABILITIES
Deposits
Non-interest bearing deposits	$11,710,881	$12,054,146
Interest bearing deposits	103,069,451	99,810,501
Total deposits	114,780,332	111,864,647
Advances from Federal Home Loan bank	−	3,000,000
Accrued interest payable	1,109	5,830
Advance payments by borrowers for taxes and insurance	454,354	433,034
Other liabilities	898,076	815,802
Total liabilities	116,133,871	116,119,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at December 31, 2016 and March 31, 2016, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at December 31, 2016 and March 31, 2016	$9,454	$9,454
Additional paid-in capital	10,010,014	9,988,509
Retained earnings, substantially restricted	3,999,681	3,918,476
Unearned common stock held by employee stock ownership plan	(455,514)	(501,065)
Accumulated other comprehensive (loss)	(131,731)	(119,662)
Total stockholder’s equity	13,431,904	13,295,712
Total liabilities and stockholders’ equity	$129,565,775	$129,415,025

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
INTEREST INCOME
Loans	$875,015	$910,027	$2,641,794	$2,720,113
Investment securities	144,313	161,583	460,080	495,362
Total interest income	1,019,328	1,071,610	3,101,874	3,215,475

INTEREST EXPENSE
Interest-bearing checking accounts	11,512	10,743	33,664	29,056
Passbook and money market accounts	30,158	26,624	89,850	79,198
Certificates of deposits	90,016	101,031	272,014	300,295
Federal Home Loan Bank Advances	336	5,978	5,148	19,858
Total interest expense	132,022	144,376	400,676	428,407

Net interest income	887,306	927,234	2,701,198	2,787,068
Provision (recovery)for loan losses	26,000	−	(22,000)	10,000
Net interest income after provision for loan losses	861,306	927,234	2,723,198	2,777,068

NON-INTEREST INCOME
Gain(Loss) on sale of real estate owned	300	(1,115)	(2,540)	(3,096)
Service charges	31,351	28,358	93,781	99,019
Rental income	9,597	15,969	34,632	83,898
Other	3,581	3,656	11,010	11,237
Total non-interest income	44,829	46,868	136,883	191,058

NON-INTEREST EXPENSE
Salaries and employee benefits	403,015	416,893	1,200,653	1,248,971
Advertising	3,844	7,894	15,221	17,535
Office supplies, telephone and postage	23,613	29,560	77,620	82,039
Loan expenses	6,561	14,276	40,893	62,140
Occupancy expense	146,685	155,811	440,038	462,220
Federal insurance premiums	1,247	43,083	86,673	128,669
Real estate owned loss reserve	49,000	−	62,100	48,285
Data processing expenses	61,431	61,894	188,589	181,257
ATM expenses	11,310	7,297	27,610	21,221
Bank charges and fees	20,504	20,890	64,606	63,641
Insurance and surety bond premiums	20,575	19,981	65,304	69,069
Dues and subscriptions	8,831	10,933	33,285	35,204
Professional fees	77,164	68,037	202,784	220,087
Real Estate Owned expense	31,831	59,836	93,982	200,333
Other	35,175	36,962	105,036	104,847
Total non-interest expense	900,786	953,347	2,704,394	2,945,518

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	5,349	20,755	155,687	22,608

Income tax expense (benefit)	2,030	8,133	74,482	(12,217)

NET INCOME	3,319	12,622	81,205	34,825
INCOME PER COMMON SHARE	$.00	$.01	$0.09	$0.04

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

Nine Months Ended

	December 31, 2016	December 31, 2015

Net Income	$81,205	$34,825

Other comprehensive loss net of tax:

Unrealized gain (Loss) on investment securities available for sale, net of deferred tax of $3,280 and $1,710 for the nine months ended	(12,069)	4,275
Other comprehensive income (loss)	(12,069)	4,275
Total Comprehensive Income	$69,136	$39,100

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Common Stock Held	Accumulated Other- Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	by ESOP	Income (Loss)	Equity

Balance at March 31, 2016	945,425	$9,454	$9,988,509	$3,918,476	$(501,065)	$(119,662)	$13,295,712
Net income				81,205			81,205
Other comprehensive income, net of tax:
Change in unrealized gain on securities- available- for-sale, net of deferred income tax()						(12,069)	(12,069)
Employee stock option expense			26,415				26,415
Shares of common stock transferred to ESOP for services			(4,910)		45,551		40,641
Balance at December 31, 2016	945,425	$9,454	$10,010,014	$3,999,681	$(455,514)	$(131,731)	$13,431,904

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flow from operating activities
Net Income (Loss)	$81,205	$34,825
Adjustments to reconcile net loss to net cash provided by operating activities:
ESOP amortization	45,551	33,075
Deferred income taxes	71,780	(14,468)
Depreciation	194,432	198,048
Discount accretion net of premium amortization	(31,307)	5,601
Provision(recovery) for loan losses	(22,000)	10,000
Loss on sale of real estate owned	2,540	3,096
Compensation expense for stock options	21,505	23,631
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	11,771	54,689
Other assets	175,971	79,426
Increase (decrease) in:
Accrued interest payable	(4,721)	(5,098)
Other liabilities	82,274	(28,331)
Net cash provided by operating activities	629,001	394,494

Cash flows from investing activities
Proceeds of securities available for sale	525,109	524,433
Purchases of securities available for sale	(500,000)	(1,500,000)
Purchases of securities held-to-maturity	(19,965,000)	(4,736,250)
Proceeds from maturities and principal repayments of securities held-to-maturity	18,919,864	5.503,192
(Purchase) sale of investment required by law – stock in Federal Home Loan Bank	129,500	52,500
Proceeds from sale of real estate owned	466,285	470,718
Net (increase) decrease in loans	(1,234,749)	(3,626,310)
Purchases of premises and equipment	(11,737)	(61,078)
Net cash provided by(used in) investing activities	(1,670,728)	(3,372,795)

Cash flows from financing activities
Increase in deposits	2,915,685	2,231,916
Increase in advance payments by borrowers for taxes and insurance	21,320	87,292
(Decrease)in Federal Home Loan Bank advance	(3,000,000)	(1,000,000)
Net cash provided by financing activities	(62,995)	1,319,208

	Nine Months Ended December 31,
	2016	2015

Net (decrease) in cash and cash equivalents	$(1,104,722)	$(1,659,093)

Cash and cash equivalents, beginning of the period	12,127,388	10,450,448

Cash and cash equivalents, end of period	11,022,666	8,791,355

Supplemental Disclosures:

Cash paid during the period for interest	402,467	443,654

Cash paid during the period for income taxes	2,500	2,500

Loans transferred to foreclosed real estate during the period	610,148	246,382

Net change in unrealized gain on securities available-for-sale net of tax	(12,069)	4,275

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

December 31, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2016.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 107 basis points.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator	$3,319	$12,622	$81,205	$34,825
Denominators:
Basic shares outstanding	910,239	906,720	910,239	906,720
Effect of dilutive securities	4,252	2,222	4,252	2,222
Dilutive shares outstanding	914,491	908,942	914,491	908,942
Earnings per share:
Basic	$0.00	$0.01	$0.09	$0.04
Dilutive	$0.00	$0.01	$0.09	$0.04

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at December 31, 2016 were 8.96%, 16.35% and 17.61%, respectively.

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

● Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2016
Available-for-sale securities	$	−	$2,105	$	−

March 31, 2016
Available-for-sale securities	$	−	$2,150	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 and March 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans	$	−	$	−	$4,852
Real estate owned		−		−	1,723
Total	$	−	$	−	$6,575

March 31, 2016
Impaired loans	$	−	$	−	$4,966
Real estate owned		−		−	1,763
Total	$	−	$	−	$6,729

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2016 and March 31, 2016 was as follows:

	December 31, 2016
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$11,023	$11,023	$	−	$	−
Investment securities-available for sale	2,105	−		2,105		−
Investment securities-held to maturity	22,661	−		22,661		−
Loans – net	83,027	−		−		82,942
FHLB stock	124	−		−		−
Accrued interest receivable	357	357		−		−
Bank–owned life insurance	174	174		−		−
Real estate owned	1,723	−		−		1,723
Total financial assets	$121,194	$11,554		$24,766		$84,665

Financial Liabilities:
Deposits-non-interest bearing	$11,711	$11,711	$	−	$	−
Deposits-interest bearing	103,069	−		102,350		−
Advance payments by borrowers for taxes and insurance	454	454		−		−
Accrued interest payable	1	1		−		−
Total financial liabilities	$115,235	$12,166		$102,350	$	−

	March 31, 2016
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$12,127	$12,127	$	−	$	−
Investment securities-available for sale	2,122	−		2,150		−
Investment securities-held to maturity	21,585	−		21,640		−
Loans receivable,– net	82,198	−		−		84,744
FHLB stock	254	254		−		−
Accrued interest receivable	369	369		−		−
Bank-owned life insurance	174	174		−		−
Real estate owned	1,763	−		−		1,763
Total financial assets	$120,592	$12,924		$23,790		$86,507

Financial Liabilities:
Deposits-non-interest bearing	$12,054	$12,054	$	−	$	−
Deposits-interest bearing	99,811	−		99,900		−
Advances from Federal Home Loan Bank	3,000	3,000		−		−
Advance payments by borrowers for taxes and insurance	433	433		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$115,304	$15,493		$99,900	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	December 31, 2016			March 31, 2016
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$8,430	$	−	$7,469	$	−

(9)	Loans

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

Loans at December 31, 2016 and March 31, 2016 are summarized as follows (dollars in thousands):

	December 31, 2016	March 31, 2016

Residential (one-to four-family) real estate	$62,069	$62,251
Multi-family and commercial real estate	9,902	9,569
Commercial	2,036	2,290
Home equity	8,825	8,528
Consumer	642	682
Construction	635	54
Total loans	84,109	83,374
Net deferred loan origination fees	(66)	(77)
Allowance for loan losses	(1,016)	(1,099)
Loans, net	$83,027	$82,198

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2016, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At December 31, 2016, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of December 31, 2016, the Bank has entered into formal forbearance agreements with six relationships totaling $871 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at December 31, 2016 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$59,112	$	−	$	−	$2,957	$62,069
Multi-family and commercial real estate	8,552		−		174	1,176	9,902
Commercial	1,830		−		−	206	2,036
Home equity	8,781		−		−	44	8,825
Consumer	642		−		−	−	642
Construction	582		−		−	53	635
	$79,499	$	−		$174	$4,436	$84,109

The following table represents past-due loans as of December 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$712	$473	$1,993	$3,178	$58,891	$62,069
Multi-family and commercial real estate	−	239	694	933	8,969	9,902
Commercial	−	214	171	385	1,651	2,036
Home Equity	−	88	216	304	8,521	8,825
Consumer	3	15	−	18	624	642
Construction	−	−	−	−	635	635
Total Loans	$715	$1,029	$3,074	$4,818	$79,291	$84,109
Percentage of Total Loans	0.8%	1.2%	3.7%	5.7%	94.3%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At December 31, 2016, the Bank had 18 loan relationships totaling $3.3 million in non-accrual loans as compared to 18 relationships totaling $2.8 million at March 31, 2016. The average balance of impaired loans totaled $5.2 million for the nine months ended December 31, 2016 as compared to $5.0 million for the year ended March 31, 2016, and interest income recorded on impaired loans for the nine months ended December 31, 2016 totaled $125 thousand as compared to $201 thousand for the year ended March 31, 2016.

The following table represents data on impaired loans at December 31, 2016 and March 31, 2016 (dollars in thousands):

	December 31, 2016		March 31, 2016
Impaired loans for which a valuation allowance has been provided	$	−	$—
Impaired loans for which no valuation allowance has been provided		5,031	4,966
Total loans determined to be impaired		5,031	4,966
Allowance for loans losses related to impaired loans		−	—
Average recorded investment in impaired loans		5,246	5,054
Cash basis interest income recognized on impaired loans		125	201

The following table presents impaired loans by portfolio class at December 31, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,371	$2,315	$	−	$2,822	$38
Multi-family and commercial real estate	2,167	2,146		−	2,025	71
Commercial	206	206		−	139	7
Home equity	318	311		−	200	7
Consumer	−	−		−	2	−
Construction	58	53			58	2

Total	$5,120	$5,031	$	−	$5,246	$125

The following table presents impaired loans by portfolio class at March 31, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,964	$2,920	$	−	$2,913	$71
Multi-family and commercial real estate	1,938	1,935		−	1,992	117
Commercial	56	56		−	34	9
Home equity	−	−		−	39	1
Consumer	−	−		−	16	−
Construction	59	54		−	60	3
Subtotal	$5,017	$4,965	$	−	$5,054	$201

The following table represents nonaccrual loans as of December 31, 2016 and March 31, 2016 (dollars in thousands):

	December 31, 2016		March 31, 2016
Non-accrual loans:
Residential real estate		$1,252		$1,333
Multi-family and commercial real estate		508		553
Commercial		206		−
Consumer		−		21
Home Equity		44		111
Construction		−		−
Total non-accrual loans		2,010		2,018

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$914		$744
Multi-family and commercial real estate		425		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total troubled debt restructurings in non-accrual status		1,339		744
Performing under modified terms:
Residential real estate		791		787
Multi-family and commercial real estate		243		766
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		53		54
Total troubled debt restructurings performing under modified terms:		1,087		1,607
Total troubled debt restructurings		2,426		2,351
Total non-performing loans		4,436		4,369
Real estate owned		1,723		1,764
Total non-performing assets		6,159		6,133

Non-performing loans as a percentage of loans		5.27%		5.24%
Non-performing assets as a percentage of loans and real estate owned		7.18%		7.20%
Non-performing assets as percentage of total assets		4.75%		4.74%

During the nine months ended December 31, 2016, the Bank experienced a $586 thousand net increase in non-accrual loans. This change reflects the downgrading of six loan relationships to non-accrual status totaling $1.3 million during the nine months ended December 31, 2016. The downgraded loans consisted of two residential mortgages totaling $486 thousand, three commercial loan relationships consisting of five loans totaling $612 thousand and one home equity loan totaling $172 thousand. These additions to the non-accruals were offset by one residential mortgage loan for $100 thousand and one home equity loan for $77 thousand that returned to accruing status; one commercial loan for $40 thousand that was charged off and two residential mortgages totaling $468 thousand that were transferred to real estate owned.

The following table presents troubled debt restructurings that occurred during the periods ended December 31, 2016 and March 31, 2016 and loans modified as troubled debt restructurings within the previous 9 and 12 month periods and for which there was a payment default during the period.

	December 31, 2016			March 31, 2016
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	1	77	95	1	$164	$173

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Balance, beginning of period	$1,764	$2,433
Additions from loan foreclosures	610	332
Additions from capitalized costs	9	−
Dispositions of REO	(595)	(752)
Gain (loss) on sale of REO	(3)	(3)
Valuation adjustments in the period	(62)	(246)
Balance, end of period	$1,723	$1,764

The following table presents the changes in fair value adjustments to REO for the periods ended December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Balance, beginning of period	$227	$851
Valuation adjustments added in the period	62	247
Valuation adjustments on disposed properties during the period	(185)	(871)
Balance, end of period	$104	$227

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2016	March 31, 2016

Balance at beginning of period	$1,099	$1,185
Provision:
Commercial	(40)	(12)
Commercial real estate	(23)	9
Residential real estate	87	(132)
Home Equity	(13)	11
Consumer	(35)	53
Construction	2	−

Total provision	(22)	(71)
Charge-offs:
Commercial	−	−
Commercial real estate	71	17
Residential real estate	102	40
Home equity	−	11
Consumer	−	71
Recoveries	(112)	(124)
Total Net Charge-Offs	$61	$15
Balance at end of period	$1,016	$1,099
Period-end loans outstanding	$84,109	$83,374
Average loans outstanding	$83,416	$83,666

Allowance as a percentage of period-end loans	1.21%	1.32%
Net charge-offs as a percentage of average loans	0.07%	0.02%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2016 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$80	$339	$568	$87		$25	$	−	$1,099
Loan charge-offs	−	(71)	(102)	−		−		−	(173)
Recoveries	28	48	8	−		28		−	112
Provision for loan losses	(40)	(23)	87	(13)		(35)		2	(22)

Balance, end of period	$68	$293	$561	$74		$18		$2	$1,016

Ending balance for loans individually evaluated for impairment	$133	$1,666	$2,455	$545	$	−		$53	$4,852
Ending balance for loans collectively evaluated for impairment	1,903	8,236	59,614	8,280		642		582	$79,257

Loans receivable:
Ending balance	$2,036	$9,902	$62,069	$8,825		$642		$635	$84,109
Ending balance: loans individually evaluated for impairment	$133	$1,666	$2,455	$545	$	−		$53	$4,852
Ending balance: loans collectively evaluated for impairment	$1,903	$8,236	$59,614	$8,280		$642		$582	$79,257

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

For the nine months ending December 31, 2016, the Bank experienced one full charge-off relating to one loan relationship totaling $40 thousand, one partial charge-off related to one relationship totaling $31 thousand and two charge-offs on two properties when they were transferred to real estate owned totaling $102 thousand as compared to one charge-off relating to one loan relationships totaling $71 thousand and partial charge-offs relating to three loan relationships totaling $68 thousand for the year ended March 31, 2016.

At December 31, 2016, the Bank maintained an allowance for loan loss ratio of 1.21% to loans outstanding. Non-performing assets have increased by $26 thousand over their stated levels at March 31, 2016, representing a non-performing asset to total asset ratio of 4.75% at December 31, 2016 as compared to a non-performing asset to total asset ratio of 4.74% at March 31, 2016.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of December 31, 2016 and March 31, 2016 are as follows:

	Held-to-Maturity December 31, 2016
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Farm Credit Bank Bond	$8,065	$	−	$(324)	$7,741
Federal Home Loan Bank Bonds	8,353		−	(368)	7,985
Federal Home Loan Mortgage Corporation Bonds	1,000		−	(55)	945
Federal National Mortgage Association	3,000		−	(107)	2,893
Municipal Bond	1,536		−	(4)	1,532
	21,954		−	(858)	21,096
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	245		11	−	256
Federal National Mortgage Association	329		30	−	359
Government National Mortgage Corporation	133		4	−	137
	707		45	−	752
Total	$22,661		$45	$(858)	$21,848

	Held-to-Maturity March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$5,802	$28	$(4)	$5,826
Federal Farm Credit Bonds	9,438	21	(1)	9,458
Federal Home Loan Mortgage Corporation Bonds	732	−	−	732
Federal National Mortgage Association Bond	4,000	17		4,017
Municipal Bond	736		(1)	735
	20,708	66	(6)	20,768
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	322	26	(8)	340
Federal National Mortgage Association	398	40	(3)	435
Government National Mortgage Corporation	157	7	(1)	163
	877	73	(12)	938
Total	$21,585	$139	$(18)	$21,706

	Available for Sale December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Certificates of Deposit	$2,000	$10	$	−	$2,010
Mutual Fund Shares	97	−		(2)	95
	$2097	$10		$(2)	$2,105

	Available-for-Sale
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal National Mortgage Association	$500	$ −	$(3)	$497
Certificates of Deposit	1,500	31	−	1,531
Mutual Fund Shares	122	2	(2)	122
Total	$2,122	$33	$(5)	$2,150

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2016 and March 31, 2016:

	December 31, 2016
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$1,536	$1,532	$	−	$	−
After one year through five years	500	496		2,000		2,010
After five years through ten years	8,576	8,287		−		−
After ten years	12,049	11,533		−		−
Equity securities	−	−		97		95
	$22,661	$21,848		$2,097		$2,105

	March 31, 2015
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$736	$735	$	−	$	−
After one year through five years	945	945		1,000		1,025
After five years through ten years	8,380	8,384		1,000		1,003
After ten years	11,524	11,642		−		−
Equity securities	−	−		122		122
	$21,585	$21,706		$2,122		$2,150

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and March 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2016	Value	Losses	Value		Losses		Value	Losses
Federal Farm Credit Bonds	$7,741	$(324)	$	−	$	−	$7,741	$(324)
Federal Home Loan Bank Bond	7,985	(368)		−		−	7,985	(368)
Federal National Mortgage Association	2,893	(107)		−		−	2,893	(107)
Federal Home Loan Mortgage Corporation Bond	945	(55)		−		−	945	(55)
Municipal bonds	1,536	(4)		−		−	1,536	(4)
Total	$21,100	$(858)	$	−	$	−	$21,100	$(858)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Federal Home Loan Bank Bonds	$ −	$ −	$496	$ (4)	$496	$ (4)
Federal Farm Credit Bonds	−	−	499	(1)	499	(1)
Federal National Mortgage Association	−	−	497	(3)	497	(3)
Municipal Bonds	735	(1)	−	−	735	(1)
Mutual fund shares	−	−	64	(2)	64	(2)
	735	(1)	1,556	(10)	2,291	(11)
Mortgage –Backed Securities:
Federal Home Loan Mortgage Corporation	−	−	103	(8)	103	(8)
Federal national Mortgage Association	−	−	154	(3)	154	(3)
Government national Mortgage Association	−	−	22	(1)	22	(1)
	−	−	279	(12)	279	(12)
Total	$735	$(1)	$1,835	$(22)	$2,570	$(23)

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

At December 31, 2016, the 42 debt securities with unrealized losses have depreciated 3.9% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2016 were $129.6 million, an increase of $200 thousand from total assets of $129.4 million at March 31, 2016. There was no change in the total liabilities of $116.1 million for the period ending December 31, 2016 and March 31, 2016. Total stockholders’ equity increased $100 thousand to $13.4 million at December 31, 2015, primarily due to net income and a decrease in unearned common stock held by the Bank’s ESOP.

Loans. At December 31, 2016, total loans, net, were $83.0 million, or 64.0% of total assets. Overall loans increased by $829 thousand during the nine months ended December 31, 2016, primarily due to the origination of new loans. Construction loans increased by $581 thousand, commercial and multi-family real estate loans by $333 thousand and home equity loans by $297 thousand while residential real estate loans decreased by $182 thousand and commercial loans by $254 thousand.

Total nonperforming loans at December 31, 2016 increased $67 thousand from March 31, 2016 primarily due to one residential mortgage in the amount of $95 thousand that was restructured during the period and is considered non-performing.

Securities. The investment securities portfolio was $24.8 million, or 19.1% of total assets, at December 31, 2016. At that date, 2.9% of the investment portfolio was invested in mortgage-backed securities, 8.1% was invested in certificates of deposit while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities increased $1.1 million compared to March 31, 2016.

Deposits. Total deposits were $114.8 million at December 31, 2016, an increase of $2.9 million compared to March 31, 2016. Deposits increased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the nine months ended December 31, 2016 by $9.3 million while time deposits decreased by $4.7 million.

Results of Operations for the Three and Nine Months Ended December 31, 2016 and 2015

Financial Highlights.  Net income for the three and nine months ended December 31, 2016 was $3 thousand and $81 thousand, respectively as compared to $13 thousand and $35 thousand for the same prior year periods. The increase in net income for the nine months ended December 31, 2016 was primarily the result of decrease in additional provisions to loan loss reserves and the real estate owned loss reserve and salaries and employee benefits.

Net Interest Income.   Net interest income decreased $40 thousand to $887 thousand for the three months and decreased $86 thousand to $2.7 million for the nine months ended December 31, 2016. The Bank saw an increase in the interest rate spread (7 basis point) and a decrease in net interest margin (9 basis points) for the nine month period. Total interest income decreased 52 thousand for the three months ending December 31, 2016 compared to the three months ended December 31, 2015. Interest income declined 3.5% for the nine months ending December 31, 2016 compared to the nine months ended December 31, 2015. Total interest expense decreased by 8.6% between the three month period and 6.5% for the nine month period ending December 31, 2016.

Average loans in the nine months ended December 31, 2016 increased $390 thousand, or 0.5%, compared with the same period in 2015, as new originations were slightly higher than payoffs and amortization of the portfolio as well as the conversion of non-performing loans into real estate owned. Average investment securities in the nine months ended December 31, 2016 decreased $3.8 million, or 14.8%, compared to the same period in 2015. The decrease in the investment portfolio was due to calls of debt securities due to the low interest rate environment during the period. Declining interest rates offset by the increase in outstanding balances in the loan portfolio resulted in an average yield on earning assets of 3.51% for the nine months ended December 31, 2016 and 2015.

Average interest-bearing deposits in the nine months ended December 31, 2016 increased $2.8 million or 2.8%, compared with the same period in 2015. Interest rates decreased the average cost of deposits to 0.52%, compared with 0.55% for the same period in 2015.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $26 thousand in the three months and a recovery of $22 thousand in the nine months ended December 31, 2016 compared to $0 in the three months and $10 thousand in the nine months ended December 31, 2015.  We had $77 thousand in charge-offs in the three months and $173 thousand in the nine months ended December 31, 2016, compared to $0 thousand and $122 thousand in charge-offs in the same prior year periods. We had recoveries to the allowance of $25 thousand in the three months and $112 thousand in the nine months ended December 31, 2016 as compared to $46 thousand and $101 thousand in recoveries in the same prior year period.

Non-Interest Income.  Non-interest income decreased $2 thousand in the three month period ending December 31, 2016 compared to the three month period ended December 31, 2015, primarily due to a decrease in rental income on real estate owned in the period versus the previous year. Non-interest income decreased $54 thousand in the nine months ended December 31, 2016 compared to the same period in the prior year, primarily due to the decrease in rental income on real estate owned.

Non-Interest Expenses.  Non-interest expenses decreased $53 thousand in the three months ending December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a decrease in Federal insurance premium but was partially offset by the increase in the real estate owned loss reserve provision of $49 thousand over the prior period. Non-interest expense decreased in the nine months ended December 31, 2016 by $241 thousand over the same period in the prior year primarily due to the decreases in real estate owned expense, Federal insurance premium, and salaries and employee benefits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $11.0 million. At December 31, 2016, we had no outstanding borrowings and had arrangements to borrow up to $10.4 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At December 31, 2016, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At December 31, 2016, we had $2.7 million in outstanding loan commitments. In addition we had $336 thousand in unfunded construction loans and $5.3 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2016 totaled $21.8 million, or 56.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2016, the Company had $399 thousand in cash and cash equivalents compared to $480 thousand as of December 31, 2015.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended December 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: February 14, 2017	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 14, 2017	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer