Form 10-K
period 2017-03-31
Delanco Bancorp, Inc.
filed 2017-06-29
CIK 1577603

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ____   No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2016 was approximately $10.6 million.

The number of shares outstanding of the registrant’s common stock as of June 2, 2017 was 945,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The population of Burlington County has remained steady in recent years, while unemployment has remained high, creating challenges for the growth of our business. The 2015 Census-estimated population of Burlington County was approximately 450,000. Burlington County’s population is projected to remain steady through 2018. The Philadelphia-Camden-Wilmington, PA-NJ-DE-MD metropolitan statistical area, of which Burlington County is a part, is the sixth largest in the United States as of July 2012 with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States.

According to the National Association of REALTORS, the median sales price for existing single-family homes in the Philadelphia metropolitan area decreased from $234,900 in 2007 to $204,900 in March 2015. In comparison, the median sales price for existing single-family homes in the United States decreased from $217,900 in 2007 to $210,700 in March 2015.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large banks operate in our market area, including Bank of America, Wells Fargo & Company, TD Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2016, which is the most recent date for which data is available from the FDIC, we held 1.09% of the deposits in Burlington County, New Jersey.

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

From time to time, we have purchased participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey and other banking institutions to supplement our lending portfolio. Loan participations totaled $1.3 million at March 31, 2017. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2017, our regulatory limit on loans to one borrower was $1.9 million. At that date, our largest lending relationship was $1.75 million and was secured by a shopping center. This loan was performing in accordance with their terms at March 31, 2017.

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

At March 31, 2017, our investment portfolio totaled $25.2 million, or 19.9% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York, Atlantic Community Bankers Bank and the Federal Reserve Bank of Philadelphia to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Atlantic Central Bankers Bank provides correspondent banking services, both credit and noncredit, to financial institutions in the Mid-Atlantic region. As a member, we are required to own capital stock in Atlantic Central Bankers Bank and are authorized to apply for advances under an unsecured line of credit. The Federal Reserve Bank of Philadelphia functions as a central reserve bank providing credit for member financial institutions. We are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. At March 31, 2017, we had arrangements to borrow up to $10.4 million from the Federal Home Loan Bank of New York and $1 million from the Atlantic Central Bankers Bank.

Personnel

As of March 31, 2017, we had 21 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal. Delanco Federal has two active subsidiaries, DFSB Properties, LLC, and DFSB Properties II, LLC which are the title holders for repossessed real estate.

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

Capital Requirements. The minimum capital level requirements applicable to Delanco Bancorp and Delanco Federal are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The capital adequacy rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Insurance of Deposit Accounts. Delanco Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment. The FDIC has set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Delanco Federal. Management cannot predict what insurance assessment rates will be in the future.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be subject to an enforcement action and dividend limitations. As of March 31, 2017, Delanco Federal maintained 95.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Delanco Bancorp is generally prohibited from making loans to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Delanco Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited based, in part, on Delanco Federal’s capital level and compliance with certain Board approval procedures. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and cannot involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers and directors over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

Federal Home Loan Bank System. Delanco Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2017 of $124 thousand.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Delanco Federal complies with the foregoing requirements.

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

Source of Strength. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2017, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.23%, 16.34% and 17.6%, respectively.

ITEM 1A.	RISK FACTORS

We have experienced low profitability in recent years and we may not experience increased profitability in the near future.

We recorded net income of $118 thousand and a net loss of $18 thousand for the years ended March 31, 2017 and 2016, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for and losses on the sale of real estate owned and other problem loan expenses. For the year ended March 31, 2017, we incurred net real estate owned expenses and losses of $193 thousand and other problem loan expenses of $52 thousand. For the year ended March 31, 2016, we incurred real estate owned expenses and losses of $427 thousand, and other problem loan expenses of $74 thousand. At March 31, 2017, non-performing assets and troubled debt restructurings totaled $5.6 million, or 4.38% of total assets. As we continue to work through our problem assets, we may incur additional expenses and losses on real estate owned and other problem loan expenses, while continued high levels of problem assets may result in additional provisions for loan losses, all of which would impede our return to profitability. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.08% for the year ended March 31, 2017, as compared to 3.15% for the year ended March 31, 2016. Our average yield on earning assets declined to 3.53% for the year ended March 31, 2017, from 3.63% for the year ended March 31, 2016 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments. Continued low market interest rates could cause further declines in our net interest margin, as our ability to reduce our cost of funds to offset further reductions in asset yields is limited.

We are a party to a formal written agreement with the OCC and our failure to comply with that agreement may result in further regulatory enforcement actions, including restrictions on our operations.

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010. The written agreement requires Delanco Federal to take certain actions and implement certain policies and procedures aimed at improving Delanco Federal’s capital, earnings and asset quality. The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2017, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 9.23%, 16.34% and 17.6% respectively.

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $1.8 million at March 31, 2008 to $9.0 million at March 31, 2009 and then to $10.3 million at March 31, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $5.6 million at March 31, 2017. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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

Our success depends to a large degree on the general economic conditions in Burlington County, New Jersey and the surrounding areas that comprise our market. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. At March 31, 2017, 75.6% of our loan portfolio consisted of loans secured by real estate in Burlington County. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

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

At March 31, 2017, Delanco Federal’s Tier 1 leverage ratio was 9.23%, which was in compliance with the individual minimum capital requirement imposed by the OCC that requires Delanco Federal to maintain a Tier 1 leverage ratio of at least 8%. Losses on loans, impairments to securities, declines in earnings or a combination of these or other factors could change Delanco Federal’s capital position in a relatively short period of time. If we are unable to remain in compliance with the individual minimum capital requirement imposed by the OCC, we may be required to raise additional capital. The need to raise substantial additional funds may force our management to spend more time in managerial and financing related activities than in operational activities. We may not be able to secure the required funding or it may not be available on favorable terms. Additional offerings of our common stock will dilute the ownership interest and possibly the book value per share of our current shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

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

The economic downturn that began in 2007 has required us to make significant additions to our allowance for loan losses. For the year ended March 31, 2008 through the year ended March 31, 2016, provisions for loan losses totaled $7.7 million. During this same period, we had net charge-offs of $7.1 million. For our most recent fiscal year ended March 31, 2017, we had recaptured $22 thousand of loan loss reserves and had net charge-offs of $76 thousand. At March 31, 2017, the allowance for loan losses was $1 million, which represented 1.17% of total loans and 31.2% of non-performing loans. A large loss could deplete the allowance and require substantial provisions to replenish the allowance, which would negatively affect earnings.

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

At March 31, 2017, $13.9 million, or 16.2%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, up from $11.9 million at March 31, 2016. Of these loans, $1.3 million were non-performing at March 31, 2017. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses.

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

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than historically available. This has been a significant factor in the decrease in the amount of our net interest income to $3.6 million for the year ended March 31, 2017 from $3.7 million for the year ended March 31, 2016 and $3.8 million for the year ended March 31, 2015. Our ability to lower our interest expense to offset declines in asset yields is limited at current interest rate levels. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which would have an adverse effect on our profitability.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of March 31, 2017, our investment portfolio included securities with an amortized cost of $25.2 million and an estimated fair value of $24.4 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Impairment of our deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

As a result of losses in prior years, we maintain a deferred tax asset (that is an asset recognized to reflect an expected benefit to be realized in the future) that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At March 31, 2017, our net deferred tax asset was $2.0 million, of which $1.7 million was disallowed for regulatory capital purposes. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2016, which is the most recent date for which data is available from the FDIC, we held 1.09% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our Cinnaminson branch was designed and built to have rental units for third party tenants. Our inability to rent all of those units will necessitate that Delanco Federal cover some or all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings. Currently, one of the three rental units is occupied by a third party tenant.

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

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $6.0 million as of March 31, 2017.

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

The common stock of Delanco Bancorp is quoted on the OTC Pink Marketplace under the symbol “DLNO.” The following table sets forth the high and low sales prices of the common stock, as reported by the OTCQB Marketplace, during each quarter of fiscal 2017 and 2016. As of June 1, 2017 there were approximately 171 holders of record of the Company’s common stock.

For the Year Ended March 31, 2017	High	Low
First Quarter	$10.00	$9.05
Second Quarter	11.25	9.50
Third Quarter	11.75	10.60
Fourth Quarter	12.75	11.50

For the Year Ended March 31, 2016	High	Low
First Quarter	$9.30	$7.65
Second Quarter	9.60	8.91
Third Quarter	9.40	8.92
Fourth Quarter	10.00	9.04

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

Purchases of Equity Securities

The Company did not repurchase any shares of its common stock in the year ended March 31, 2017 and currently has no publicly announced repurchase programs. At the request of the Federal Reserve Board, the Company has adopted resolutions that prohibit it from repurchasing any shares of its stock without the prior approval of the Federal Reserve Board.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Financial Condition Data:
Total assets	$126,987	$129,415	$128,573
Investment securities	25,218	23,735	25,745
Loans receivable, net	84,414	82,198	80,146
Deposits	112,081	111,865	110,198
Borrowings	−	3,000	4,000
Total stockholders’ equity	13,492	13,296	13,172

Operating Data:
Interest income	4,144	4,270	4,368
Interest expense	525	570	599
Net interest income	3,619	3,700	3,769
Provision for loan losses	(22)	(71)	390
Net interest income after provision for loan losses	3,641	3,771	3,379
Noninterest income	154	165	186
Noninterest expenses	3,584	4,006	4,523
Income before taxes	211	(70)	(958)
Income tax (benefit)	93	(52)	(325)
Net income (loss) (1)	$118	$(18)	$(633)

Per Share Data:
Earnings (loss) per share, basic (1)	$0.13	$(0.02)	$(0.70)
Earnings (loss) per share, diluted (1)	0.13	(0.02)	(0.70)
Weighted average shares – basic (1)	910,238	906,720	903,201
Weighted average shares – diluted (1)	915,550	906,720	903,201

	Years Ended March 31,
	2017	2016	2015

Performance Ratios:
Return on average assets	0.09%	(0.01)%	(0.49)%
Return on average equity	0.88	(0.14)	(4.66)
Interest rate spread (1)	3.02	3.07	3.21
Net interest margin (2)	3.08	3.15	3.26
Noninterest expense to average assets	2.78	3.13	3.53
Efficiency ratio (3)	94.99	103.66	114.36
Average interest-earning assets to average interest-bearing liabilities	115.43	115.08	109.74
Average equity to average assets	10.41	10.34	10.60
Equity to assets at period end	10.62	10.27	10.25

Capital Ratios (4):
Tangible capital	9.23	8.67	8.66
Core capital	9.23	8.67	8.66
Total risk-based capital	17.60	17.26	16.87

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.17	1.32	1.46
Allowance for loan losses as a percent of nonperforming loans	23.4	25.20	30.70
Net charge-offs to average outstanding loans during the period	0.09	0.02	0.78
Non-performing loans as a percent of total loans	5.02	5.24	4.74
Non-performing assets to total assets	4.38	4.74	4.90

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have experienced net income of $118 thousand and a net loss of $18 thousand for the years ended March 31, 2017 and 2016, respectively. Our profitability has improved due to lower operating expenses, including expenses related to real estate owned and other problem loan expenses as well as lower federal deposit insurance premiums, offset by higher income tax expense. For the year ended March 31, 2017, we had net interest income of $3.6 million and recognized a $22 thousand recapture of provision for loan losses. Overall operating expenses decreased by $423 thousand from $4.0 million to $3.6 million, with net real estate owned expenses and losses of $193 thousand, and other problem loan expenses of $52 thousand. For the year ended March 31, 2016, we had net interest income of $3.7 million and recognized a $71 thousand recapture of provision for loan losses, with net real estate owned expenses and losses of $427 thousand, and other problem loan expenses of $74 thousand. At March 31, 2017, non-performing assets and troubled debt restructurings totaled $5.6 million, or 4.38% of total assets.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

Our earnings have been impacted by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.08% for the year ended March 31, 2017, as compared to 3.15% for the year ended March 31, 2016. Our average yield on earning assets declined to 3.53% for the year ended March 31, 2017, from 3.63% for the year ended March 31, 2016 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts). In some years, we recognize income from the sale of loans and securities. Our facility in Cinnaminson includes space that we will rent to other businesses. Currently, one of the three units is rented. We also collect rental income on certain Real Estate Owned properties.

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

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Included within these expense we have recognized non-cash employee compensation expenses related to share-based compensation. We recognized $46 thousand and $35 thousand in share-based compensation expense during the years ended March 31, 2017 and March 31, 2016, respectively. We have incurred additional noninterest expenses as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees and expenses of shareholder communications and meetings.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 104 basis points.

Balance Sheet Analysis

Overview. Total assets at March 31, 2017 were $127.0 million, a decrease of $2.4 million, or 1.9%, from total assets of $129.4 million at March 31, 2016. The change in the asset composition primarily reflected decreases in cash and cash equivalents offset by an increase in outstanding loans and in investments. Total liabilities at March 31, 2017 were $113.5 million, a decrease of $2.6 million, or 2.2%, from total liabilities of $116.1 million at March 31, 2016. The change in liabilities primarily reflected a decrease in advances from Federal Home Loan Bank. Total stockholders’ equity increased by $196 thousand, primarily due to an increase in net income for the year of $118 thousand.

Loans. At March 31, 2017, total loans, net, were $84.4 million, or 66.5% of total assets. During the year ended March 31, 2017, loans increased by $2.2 million due primarily to new originations of commercial real estate loans and home equity loans that exceeded the payoffs and principal repayments on existing loans. Commercial and multi-family real estate loans increased by $2.5 million, construction loans by $627 thousand and home equity loans by $284 thousand while residential loans decreased by $832 thousand, commercial loans by $432 thousand and consumer loans by $46 thousand. Net loans experienced an increase for the second year in a row as we were able to increase our lending activities after previously focusing on working out our problem assets and managing our asset size in order to maintain our capital ratios.

Table 1: Loan Portfolio Analysis

	2017		2016		2015
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$61,419	71.9%	$62,251	74.7%	$62,789	77.1%
Commercial and multi-family	12,071	14.1	9,569	11.5	7,979	9.8
Construction	681	0.8	54	0.1	56	0.1
Total real estate loans	74,171	86.8	71,874	86.3	70,824	87.0
Commercial loans	1,858	2.2	2,290	2.7	1,913	2.4
Consumer loans:
Home equity	8,812	10.3	8,528	10.2	8,006	9.8
Other	636	0.7	682	0.8	678	0.8
Total consumer loans	9,448	11.0	9,210	11.0	8,684	10.6
Total loans	85,477	100.0%	83,374	100.0%	81,421	100.0%
Net deferred loan fees	(61)		(77)		(90)
Allowance for losses	(1,002)		(1,099)		(1,185)
Loans, net	$84,414		$82,198		$80,146

The following table sets forth certain information at March 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2017 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$2,389	$832	$1,279	$4,500
More than one to five years	3,092	384	2,798	6,274
More than five years	68,690	642	5,371	74,703
Total	$74,171	$1,858	$9,448	$85,477

Interest rate terms on amounts due after one year:
Fixed-rate loans	$64,937	$677	$3,764	$69,378
Adjustable-rate loans	6,845	349	4,405	11,599
Total	$71,782	$1,026	$8,169	$80,977

Securities. The investment securities portfolio was $25.2 million, or 19.9% of total assets, at March 31, 2017. At that date 2.7% of the investment portfolio was invested in mortgage-backed securities, 6.1% in local municipal bonds, 7.9% in certificates of deposit while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio increased $1.5 million in the year ended March 31, 2017 due to the reinvestment of cash and cash equivalents into various investments.

Table 3: Investment Securities

	2017		2016		2015
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government sponsored enterprise securities	$500	$500	$500	$497	$1,000	$972
Certificates of Deposit	2,000	2,007	1,500	1,531	−	−
Mutual funds	89	88	122	122	154	155
Total available for sale	2,589	2,595	2,122	2,150	1,154	1,127

Securities held to maturity:
Government sponsored enterprise securities	20,418	19,552	19,972	20,033	23,002	22,862
Municipal securities	1,536	1,534	736	735	470	472
Mortgage-backed securities	669	712	877	938	1,145	1,233
Total held to maturity	22,623	21,798	21,585	21,706	24,617	24,567
Total	$25,212	$24,393	$23,707	$23,856	$25,771	$25,694

The following table sets forth the stated maturities and weighted average yields of our investment securities at March 31, 2017. Approximately $321 thousand of mortgage-backed securities have adjustable interest rates and will re- price annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

Table 4: Investment Maturities Schedule
	One Year or Less				More than One Year to Five Years			More than Five Years to Ten Years			More than Ten Years		Total
March 31, 2017 (Dollars in thousands)	Carrying Value		Weighted Average Yield		Carrying Value		Weighted Average Yield	Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
Government sponsored enterprise securities	$	−	−	%	$	−	− %	$	−	− %	$500	3.79%	$500	3.79%
Certificates of deposit		−	−			−	−		2,000	2.12	−	−	2,000	2.12%
Mutual funds													89	−
Total available for sale

Securities held to maturity:
Government sponsored enterprise securities	$	−	−	%		$500	1.5%		$8,353	2.26%	$11,565	2.69%	$20,418	2.48%
Municipal securities		1,536	1.08			−	−		−	−	−	−	1,536	1.08%
Mortgage-backed securities		−	−			−	−		220	2.87	449	5.66	669	3.01%
Total held to maturity		1,536	1.08			500	1.5		8,573	2.28	12,014	2.80	22,623	2.40%
Total		1,536	1.08%			500	1.5%		10,573	2.25%	12,514	2.84%	25,212	−

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2017, core deposits were 67.0% of total deposits, up from 65.0% at March 31, 2016. We do not have any brokered deposits. Total deposits increased by $216 thousand in the year ended March 31, 2017 as core deposits increased by $1.2 million and certificates of deposit decreased by $945 thousand. During the year ended March 31, 2017, we chose not to match the highest time deposit rates in our market in an effort to reduce our funding costs.

Table 5: Deposits

	2017		2016		2015
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$11,704	10.4%	$12,054	10.8%	$10,733	9.74%
Interest-bearing demand deposits	22,256	19.9	23,028	20.6	20,816	18.89
Savings and money market accounts	39,964	35.7	37,682	33.7	35,330	32.06
Certificates of deposit	38,157	34.0	39,101	34.9	43,319	39.31
Total	$112,081	100.0%	$111,865	100.0%	$110,198	100.0%

Table 6: Time Deposit Maturities of $100,000 or more

March 31, 2017 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$2,872
Over three through six months	5,864
Over six through twelve months	1,582
Over twelve months	2,531
Total	$12,849

Table 7: Time deposits by rate

			At March 31,
(Dollars in thousands)			2017	2016	2015
0.00	–	0.99%	$20,543	$21,696	$26,143
1.00	–	1.99%	17,304	14,773	12,866
2.00	–	2.99%	310	2,632	4,310
3.00	–	3.99%	−	−	−
	Total		$38,157	$39,101	$43,319

Table 8: Time deposits by rate and maturity

			Amount Due
(Dollars in thousands)			Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years		More Than Four Years		Total at March 31, 2017	Percent of Total Certificate Accounts
0.00	–	0.99%	$15,851	$4,384	$308	$	−	$	−	$20,543	53.8%
1.00	–	1.99%	5,694	4,193	3,056		1,723		2,638	17,304	45.4
2.00	–	2.99%	−	−	−		288		22	310	0.8
	Total		$21,545	$8,577	$3,364		$2,011		$2,660	$38,157	100.0%

Borrowings. We have borrowing arrangements with the FHLB and Atlantic Community Banker’s Bank to provide an additional source of liquidity.

Table 9: Borrowings

March 31, (Dollars in thousands)	2017			2016	2015
Maximum amount outstanding at any month end during the period:
Advances		$1,000		$4,000	$5,000
Average amount outstanding during the period (1):
Advances		500		3,500	3,667
Weighted average interest rate during the period (1):
Advances		0.81%		0.64%	0.66%
Balance outstanding at end of period:
Advances	$	−		$3,000	4,000
Weighted average interest rate at end of period:
Advances		−	%	0.57%	0.69%

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2017 and 2016

Financial Highlights. Net income for the year ended March 31, 2017 was $118 thousand as compared to a net loss of $18 thousand for the year ended March 31, 2016. Our profitability has improved due to lower expenses for real estate owned and other problem loan expenses. Our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.08% for the year ended March 31, 2017, as compared to 3.15% for the year ended March 31, 2016. Our average yield on earning assets declined to 3.53% for the year ended March 31, 2017, from 3.63% for the year ended March 31, 2016 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

Table 10: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2017	2016	2017 v. 2016	% Change
Net interest income	$3,619	$3,700	$(81)	(2.2)%
Provision for loan losses	(22)	(71)	(49)	(69.0)
Noninterest income	154	165	(11)	(6.7)
Noninterest expenses	3,584	4,007	(423)	(10.5)
Net income (loss)	118	(18)	136	755.5

Return on average equity	0.88%	(0.14)%
Return on average assets	0.09	(0.01)

Net Interest Income. Net interest income for the year ended March 31, 2017 was $3.6 million compared to $3.7 million for the year ended March 31, 2016, a decrease of 2.7%. The net interest margin decreased 7 basis points to 3.08% for the year ended March 31, 2017. The decrease in the net interest margin was primarily a result of a 10 basis point decrease in the average yield on interest-earning assets, which exceeded the 4 basis point decrease in the average cost of interest-bearing liabilities. Average interest-earning assets increased $31 thousand while average interest-bearing liabilities decreased $279 thousand.

For the year ended March 31, 2017, interest income declined 3.0% compared to the prior year. Interest income on loans decreased $81 thousand as the average balance increased $298 thousand but the average yield declined 10 basis points. Interest income on investment securities decreased $75 thousand, due to lower average volumes and lower yields on investments.

For the year ended March 31, 2017, interest expense declined 7.8% compared to the prior year, as the average rate paid decreased 4 basis points. The average balance of interest-bearing liabilities had a net decrease of $279 thousand, resulting from a decrease in average interest bearing borrowings of $2.9 million while the average balance of interest-bearing deposits increased $2.6 million.

Table 11: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2017	2016	2017 v. 2016	% Change
Components of net interest income
Loans	$3,520	$3,600	$(80)	(2.22)%
Investment securities	624	670	(46)	(6.86)
Total interest income	4,144	4,270	(126)	(2.95)
Deposits	520	544	(24)	(4.41)
Borrowings	5	26	(21)	(80.77)
Total interest expense	525	570	(45)	(7.89)
Net interest income	3,619	3,700	(81)	(2.19)
Average yields and rates paid
Interest-earning assets	3.53%	3.63%	(10)bp
Interest-bearing liabilities	0.52	0.56	(04)
Interest rate spread	3.02	3.07	(05)
Net interest margin	3.08	3.15	(07)
Average balances
Loans	$83,964	$83,666	$298	0.36%
Investment securities	22,579	25,420	(2,841)	(11.18)
Earning assets	117,518	117,487	31	0.03
Interest-bearing deposits	101,161	98,587	2,574	2.61
Interest bearing borrowings	647	3,500	(2,853)	(81.51)

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. If it is determined that the amount in the allowance is greater than is necessary according to evaluation, a negative provision is recorded and is reflected in earnings. Provisions for loan losses were a negative $22 thousand in the year ended March 31, 2017 compared to a negative provision of $71 thousand in the year ended March 31, 2016. The negative provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio and continuing lower historical loss rates. We had $214 thousand in charge-offs in the year ended March 31, 2017, compared to $139 thousand in charge-offs in the year ended March 31, 2016.

The allowance for loan losses was $1.0 million, or 1.17% of total loans outstanding as of March 31, 2017 as compared with $1.1 million, or 1.32% of total loans outstanding as of March 31, 2016. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $154 thousand for the year ended March 31, 2017 compared to $165 thousand for the prior year.

Table 12: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2017	2016	$ Change	% Change

Service charges	$123	$125	$(2)	(1.6)%
Rental income	11	20	(9)	(45.0)
Income from bank owned life insurance	4	5	(1)	(20.0)
Other	16	15	1	6.7
Total	$154	$165	$(11)	(6.7)%

Noninterest Expense. Noninterest expense was $3.6 million for the year ended March 31, 2017 compared to $4.0 million for the prior year. The decrease in noninterest expense over the prior year was primarily due to decrease in impairment losses on real estate owned, federal deposit insurance premiums loan expenses, real estate owned expenses and salaries partially offset by an increase in the net loss on sale of real estate owned.

Table 13: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$1,611	$1,659	$(48)	(2.90)%
Advertising	19	24	(5)	(20.83)
Office supplies, telephone and postage	104	110	(6)	(5.45)
Loan expenses	52	74	(22)	(29.73)
Occupancy expense	587	622	(35)	(5.63)
Federal deposit insurance premiums	110	171	(61)	(35.67)
Real estate owned impairment losses	62	247	(185)	(74.90)
Data processing expenses	248	238	10	4.20
ATM expenses	40	35	5	14.29
Bank charges and fees	87	85	2	2.35
Insurance and surety bond premiums	86	88	(2)	(2.27)
Dues and subscriptions	42	46	(4)	(8.70)
Professional fees	271	285	(14)	(4.91)
Real estate owned expenses, net	97	177	(80)	(45.20)
Net loss on sale of real estate owned	34	3	31	1,033.0
Other	134	142	(8)	(5.63)
Total	$3,584	$4,006	$(422)	(10.53)%

Income Tax Expense (Benefit). The expense for income taxes was $93 thousand for 2017, compared to a benefit of $53 thousand for 2016.

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

Table 14: Average Balance Tables

Year Ended March 31, (Dollars in thousands)	Average Balance	2017 Interest and Dividends	Yield/ Cost	Average Balance	2016 Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$83,964	$3,520	4.19%	$83,666	$3,600	4.30%
Investment securities	22,579	585	2.59	25,420	661	2.60
Other interest-earning assets	10,975	39	0.36	8,401	9	0.11
Total interest-earning assets	117,518	4,144	3.53	117,487	4,270	3.63

Noninterest-earning assets	11,323			10,245
Total assets	$128,841			$127,732

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$24,088	$43	0.18%	$21,959	$40	0.18%
Savings and money market accounts	38,534	120	0.31	35,557	108	0.30
Certificates of deposit	38,539	357	0.93	41,071	396	0.96
Total interest-bearing deposits	101,161	520	0.51	98,587	544	0.55

FHLB advances	647	5	0.77	3,500	26	0.74
Total interest-bearing liabilities	101,808	525	0.52	102,087	570	0.56

Noninterest-bearing demand deposits	11,056			11,537
Other noninterest-bearing liabilities	2,571			895
Total liabilities	115,435			114,519

Retained earnings	13,406			13,213
Total liabilities and retained earnings	$128,841			$127,732

Net interest income		$3,619			$3,700
Interest rate spread			3.01%			3.07%
Net interest margin			3.08			3.15
Average interest-earning assets to average interest-bearing liabilities	115.43%			115.08%

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

Table 15: Net Interest Income – Changes Due to Rate and Volume

2017 Compared to 2016 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$13	$(93)	$(80)
Investment securities	(74)	(2)	(76)
Other interest-earning assets	3	27	30
Total	(58)	(68)	(126)
Interest expense:
Deposits	14	(38)	(24)
FHLB advances	(18)	−	(18)
Total	(4)	(38)	(42)
Increase (decrease) in net interest income	(54)	(30)	(84)

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

Table 16: Nonperforming Assets

March 31, (Dollars in thousands)	2017	2016	2015
Nonaccrual loans:
Residential real estate	$1,180	$1,333	$880
Commercial and multi-family real estate	506	553	662
Construction	−	−	−
Commercial	172	21	−
Home equity	53	111	11
Consumer	−	−	71
Total	1,911	2,018	1,624

Accruing loans past due 90 days or more:
Residential real estate	−	−	−
Commercial and multi-family real estate	−	−	−
Construction	−	−	−
Commercial	−	−	−
Consumer	−	−	−
Total	−	−	−

Troubled debt restructurings:
In nonaccrual status	1,296	744	713
Performing under modified terms	1,080	1,607	1,525
Total debt restructurings	2,376	2,351	2,238
Total non-performing loans	4,287	4,369	3,862
Real estate owned	1,271	1,764	2,433
Total nonperforming assets	$5,558	$6,133	$6,295

Total nonperforming loans to total loans	5.02%	5.24%	4.74%
Total nonperforming loans to total assets	3.38	3.38	3.00
Total nonperforming assets and troubled debt restructurings to total assets	4.38	4.74	4.90

Table 17: Loan Delinquencies

	March 31,
	2017		2016		2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Residential real estate	$483	$149	$577	$224	$495	$1,325
Commercial real estate	172	425	−	289	−	117
Commercial	175	−	340	21	98	─
Home equity	−	−	50	−	34	89
Consumer	14	−	−	−	30	─
Total	$844	$574	$967	$534	$657	$1,531

At March 31, 2017, we had 17 loan relationships totaling $3.2 million in nonaccrual loans as compared to 18 relationships totaling $2.8 million at March 31, 2016.  During the year ended March 31, 2017, we experienced a $444 thousand net increase in nonaccrual loans.  This change reflects the transfer to real estate owned of two loans totaling $468 thousand and the return of three loans totaling $248 thousand to accruing status, one by a troubled debt restructuring, repayment of principal of $8 thousand, and the charge-off of one loan for $40 thousand. The changes were offset by the downgrading of five loan relationships to nonaccrual status totaling $1.2 million and the capitalization of costs of $19 thousand to a loan on non-accrual during the year ended March 31, 2017.  The downgraded loans consisted of one relationship representing a residential mortgage of $222 thousand, one first lien home equity loan totaling $131 thousand, two commercials loan totaling $152 thousand and three commercial real estate loans totaling $689 thousand.

At March 31, 2017, our real estate owned consisted of six single family homes with a total carrying value of $822 thousand, one mixed-use property with a total carrying value of $145 thousand, one office building with a carrying value of $51 thousand and one commercial office condominium with a carrying value of $253 thousand. At that same date, we had nine loans in the process of foreclosure with respect to property that had an appraised value of $3.0 million.

Interest income that would have been recorded for the year ended March 31, 2017 had non-accruing loans been current according to their original terms amounted to $167 thousand. No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2017.

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

Table 18: Criticized/Classified Assets

March 31, (Dollars in thousands)	2017	2016	2015
Special mention assets	$158	$343	$737
Substandard assets	4,577	6,274	6,794
Doubtful assets	−	−	−
Loss assets	−	−	−
Total criticized/classified assets	$4,735	$6,617	$7,531

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

At March 31, 2017, our allowance for loan losses represented 1.17% of total gross loans. The allowance for loan losses decreased 8.9% from March 31, 2016 to March 31, 2017.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 19: Allocation of Allowance of Loan Losses

	2017		2016		2015
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	$575	71.9%	$568	74.7%	$702	77.1%
Commercial and multi-family real estate	274	14.1	339	11.5	289	9.8
Construction	2	0.8	−	0.1	−	0.1
Commercial	64	2.2	80	2.7	86	2.4
Home equity	74	10.3	87	10.2	87	9.8
Consumer	12	0.7	25	0.8	21	0.8
Unallocated	−	−	−	−	−	−
Total allowance for loan losses	$1,001	100.0%	$1,099	100.0%	$1,185	100.0%

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

Table 20: Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2017	2016	2015
Allowance at beginning of period	$1,099	$1,185	$1,448

Provision for loan losses	(22)	(71)	390
Charge offs:
Residential real estate loans	102	40	142
Commercial and multi-family real estate loans	70	17	598
Construction loans	−	−	−
Commercial loans	−	−	19
Home equity loans	42	11	−
Consumer loans	−	71	4
Total charge-offs	214	139	763

Recoveries	138	124	110
Net charge-offs	76	15	653

Allowance at end of period	$1,001	$1,099	$1,185

Allowance to nonperforming loans	23.40%	25.20%	30.70%
Allowance to total loans outstanding at the end of the period	1.17	1.32	1.46
Net charge-offs (recoveries) to average loans outstanding during the period	0.09	0.02	0.78

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

We use an interest rate sensitivity analysis prepared by a third party vendor to review our level of interest rate risk. Economic Value of Equity (EVE) is a measure of long-term interest rate risk. This analysis measures the difference between the market values of the assets and the liabilities. In this analysis the program calculates the discounted cash flow (market value) of each category on the balance sheet under each of five rate conditions. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios. The following table presents the change in our EVE at March 31, 2017 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 21: EVE Analysis

	Economic Value of Equity (Dollars in thousands)			Economic Value of Equity as % of Market Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	10,197	(3,533)	(25.7)%	9.07%	(17.1)%
200	11,193	(2,537)	(18.5)	9.60	(12.4)
100	12,365	(1,365)	(9.9)	10.22	(6.6)
0	13,730	−	−	10.94	−
(100)	17,189	3,459	25.2	13.24	21.0

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $7 million. At March 31, 2017, we had no outstanding borrowings and had arrangements to borrow up to $10.4 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At March 31, 2017, the majority of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We have designated a portion of our investments as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2017, we had $640 thousand in loan commitments outstanding. In addition, we had $291 thousand in unfunded construction loans and $5.6 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2017 totaled $21.5 million, or 56.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, such as other deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Delanco Bancorp is a separate entity apart from Delanco Federal and must provide for its own liquidity. As of March 31, 2017, Delanco Bancorp had $400 thousand in cash and cash equivalents compared to $480 thousand as of March 31, 2016.  Substantially all of Delanco Bancorp’s cash and cash equivalents were obtained from proceeds it retained from the stock offering completed in October 2013.  In addition to its operating expenses, Delanco Bancorp may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 21 to the consolidated financial statements.

For the year ended March 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning Delanco Bancorp’s directors, the information contained under the section captioned “Item 1—Election of Directors” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The following table sets forth information as of March 31, 2017 about Company common stock that may be issued under the Delanco Bancorp, Inc. 2008 Equity Incentive Plan. The plan was approved by Delanco Bancorp’s stockholders on August 18, 2008.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)

Equity compensation plans approved by stockholders	20,000	$8.00	44,043

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	20,000	$8.00	44,043

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.
Date: June 29, 2017	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ James E. Igo	Chairman, President and Chief Executive Officer	June 29, 2017
James E. Igo

/s/ Eva Modi	Senior Vice President and Chief Financial Officer	June 29, 2017
Eva Modi	(principal financial and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 29, 2017
Thomas J. Coleman, III

/s/ John A. Latimer	Director	June 29, 2017
John A. Latimer

/s/ Daniel R. Roccato	Director	June 29, 2017
Daniel R. Roccato

/s/ James W. Verner	Director	June 29, 2017
James W. Verner

/s/ Renee C. Vidal	Director	June 29, 2017
Renee C. Vidal

/s/ Corissa J. Briglia	Director	June 29, 2017
Corissa J. Briglia

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2017, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria.

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

Delanco Bancorp, Inc. and Subsidiary

March 31, 2017 and 2016

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Statements of Financial Condition
As of March 31, 2017 and 2016	F-2

Consolidated Statements of Operations
Years Ended March 31, 2017 and 2016	F-3

Consolidated Statements of Comprehensive Income (Loss)
Years Ended March 31, 2017 and 2016	F-4

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended March 31, 2017 and 2016	F-5

Consolidated Statements of Cash Flows
Years Ended March 31, 2017 and 2016	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delanco Bancorp, Inc.

615 Burlington Avenue

Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and Subsidiary (the Company) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and Subsidiary as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 29, 2017

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,
	2017	2016
Assets
Cash and amount due from depository institutions	$511,355	$585,364
Interest-bearing deposits with depository institutions	6,487,188	11,542,024
Total cash and cash equivalents	6,998,543	12,127,388

Investment securities
Investment securities available-for-sale (amortized cost of $2,588,817 and $2,121,777 at March 31, 2017 and 2016, respectively)	2,594,888	2,150,093
Investment and mortgage backed securities held-to-maturity (fair value of $21,797,695 and $21,706,150 at March 31, 2017 and 2016, respectively)	22,622,835	21,584,538

Total investment securities	25,217,723	23,734,631

Loans, net of allowance for loan losses of $1,001,449 and $1,099,232 at March 31, 2017 and 2016, respectively	84,414,361	82,197,809
Accrued interest receivable	378,243	369,138
Real estate owned	1,271,302	1,763,628
Federal Home Loan Bank stock, at cost	124,300	253,800
Premises and equipment, net	6,047,703	6,290,047
Deferred income taxes, net	1,981,950	2,066,535
Bank-owned life insurance	178,514	174,252
Other assets	374,714	437,797
Total Assets	$126,987,353	$129,415,025

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$11,703,567	$12,054,146
Interest-bearing	100,377,179	99,810,501
Total deposits	112,080,746	111,864,647
Advances from Federal Home Loan Bank		3,000,000
Accrued interest payable	6,273	5,830
Advance payments by borrowers for taxes and insurance	500,485	433,034
Other liabilities	908,005	815,802
Total liabilities	113,495,509	116,119,313

Commitments and Contingencies (Note 21)

Stockholders’ Equity

Preferred stock, $.01 par value, 5,000,000 shares authorized at March 31, 2017 and 2016: None issued
Common stock, $.01 par value, 20,000,000 shares authorized: 945,425 shares issued and outstanding at March 31, 2017 and 2016	$9,454	$9,454
Additional paid-in capital	10,029,506	9,988,509
Retained earnings, substantially restricted	4,036,465	3,918,476
Unearned common stock held by employee stock ownership plan	(455,514)	(501,065)
Accumulated other comprehensive (loss)	(128,067)	(119,662)
Total stockholders’ equity	13,491,844	13,295,712

Total Liabilities and Stockholders’ Equity	$126,987,353	$129,415,025

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended
	March 31,
	2017	2016
Interest Income
Loans, including fees	$3,519,928	$3,600,437
Investment securities	585,849	660,372
Interest-bearing deposits	38,154	9,314
Total interest income	4,143,931	4,270,123

Interest Expense
Interest-bearing checking accounts	43,053	39,947
Passbook and money market accounts	119,723	107,676
Certificates of deposits	357,295	396,524
Advances from Federal Home Loan Bank	5,148	25,606
Total interest expense	525,219	569,753

Net interest income	3,618,712	3,700,370

(Recapture) of loan losses	(22,000)	(70,700)
Net interest income after (recapture) of loan losses	3,640,712	3,771,070

Non-Interest Income
Service charges	123,438	124,697
Increase in cash surrender value of bank-owned life insurance	4,262	5,000
Rental income	10,932	19,488
Other	15,641	15,416
Total non-interest income	154,273	164,601

Non-Interest Expense
Salaries and employee benefits	1,611,324	1,659,019
Advertising	19,186	23,988
Office supplies, telephone and postage	104,369	110,250
Loan expense	51,588	74,112
Occupancy expense	587,095	622,254
Federal insurance premiums	109,599	170,570
Real estate owned – impairment losses	62,100	246,879
Data processing expenses	248,185	237,737
ATM expenses	40,432	34,975
Bank charges and fees	86,683	85,603
Insurance and surety bond premium	86,007	87,582
Dues and subscriptions	41,695	45,655
Professional fees	271,019	285,465
Real estate owned expenses, net	97,086	176,740
Net loss on sale of real estate owned	33,578	3,519
Other	133,909	141,991
Total non-interest expense	3,583,855	4,006,339

Income (Loss) Before Income Tax Benefit	211,130	(70,668)

Income tax (benefit)	93,141	(52,598)

Net Income (Loss)	$117,989	$(18,070)

(Loss) per share
Basic	$0.13	$(0.02)
Diluted	$0.13	$(0.02)
Average shares outstanding
Basic	910,238	906,719
Diluted	915,550	906,719

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31, 2017 and 2016

	March 31,
	2017	2016

Net income (loss)	$117,989	$(18,070)

Other comprehensive income (loss), net of tax:

Postretirement benefit plan adjustment, net of deferred taxes of $3,294 and $26,708 in 2017 and 2016, respectively	4,942	40,063

Unrealized gains available-for-sale:

Unrealized holding gains, net of deferred tax (benefits) of ($8,898) and $22,088 in 2017 and 2016, respectively	(13,347)	33,131

Other comprehensive income (loss)	(8,405)	73,194

Total Comprehensive Income	$109,584	$55,124

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2017 and 2016

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	By ESOP	Income (Loss)	Equity

BALANCES, MARCH 31, 2015	945,425	$9,454	$9,965,764	$3,936,546	$(546,617)	$(192,856)	$13,172,291

Net (loss)				(18,070)			(18,070)

Other comprehensive income, net of tax						73,194	73,194

3518.69 shares of common stock transferred to ESOP for services			(12,475)		45,552		33,077

Stock option expense			35,220				35,220

BALANCES, MARCH 31, 2016	945,425	$9,454	$9,988,509	$3,918,476	$(501,065)	$(119,662)	$13,295,712

Net income				117,989			117,989

Other comprehensive (loss), net of tax						(8,405)	(8,405)

3518.69 shares of common stock transferred to ESOP for services			(4,910)		45,551		40,641

Stock option expense			45,907				45,907

BALANCES, MARCH 31, 2017	945,425	$9,454	$10,029,506	$4,036,465	$(455,514)	$(128,067)	$13,491,844

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$117,989	$(18,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Compensation expense of ESOP	4,910	12,475
Deferred income tax	134,156	32,275
Depreciation	254,081	264,356
Amortization of premiums and accretion of discounts on securities, net	(31,185)	(1,087)
Income from bank owned life insurance	(4,262)	(5,000)
Real estate owned impairment losses	62,100	246,879
Loss on sale of real estate owned	33,578	3,519
(Recapture) of loan losses	(22,000)	(70,700)
Share based compensation expense	45,907	35,220
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(9,105)	67,702
Other assets	63,083	(103,184)
Increase (decrease) in:
Accrued interest payable	443	67
Other liabilities	92,203	(60,419)
Net cash provided by operating activities	741,898	404,033

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(1,000,000)	(1,500,000)
Principal repayments of securities available-for-sale	32,960	32,641
Proceeds from maturities of securities available-for-sale	500,000	500,000
Purchases of securities held-to-maturity	(24,101,250)	(12,473,250)
Proceeds from maturities and principal repayments of securities held-to-maturity	23,094,138	15,507,137
Proceeds from redemption of Federal Home Loan Bank stock	129,500	52,500
Principal collected on loans	10,374,242	11,825,655
Loans originated	(13,068,554)	(14,138,862)
Real estate owned improvements	(25,875)
Proceeds from sale of real estate owned	922,283	751,952
Purchases of premises and equipment	(11,737)	(64,072)
Net cash provided by (used in) investing activities	(3,154,293)	493,701

Cash Flows from Financing Activities
Net increase in deposits	216,099	1,666,528
Net increase in advance payments by borrowers for taxes and insurance	67,451	112,678
Advances from Federal Home Loan Bank		1,000,000
Payments on advances from Federal Home Loan Bank	(3,000,000)	(2,000,000)
Net cash provided by (used in) financing activities	(2,716,450)	779,206

Net Increase (Decrease) in Cash and Cash Equivalents	$(5,128,845)	$1,676,940

Cash and Cash Equivalents, Beginning of Year	12,127,388	10,450,448
Cash and Cash Equivalents, End of Year	$6,998,543	$12,127,388

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$524,776	$569,686
Cash paid during the year for income taxes	$2,500	$2,500

Supplemental Disclosure of Noncash Items
Loans transferred to real estate owned	$499,760	$332,495

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

1.	NATURE OF OPERATIONS

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through June 29, 2017, the date these consolidated financial statements were issued.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

March 31, 2017 and 2016

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

March 31, 2017 and 2016

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

March 31, 2017 and 2016

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

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $1,271,302 and $1,763,628 in real estate owned at March 31, 2017 and 2016, respectively. The Company recorded losses of $33,578 and $3,519 on sale of real estate owned for the years ended March 31, 2017 and 2016, respectively.

Comprehensive Income

The Company presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended March 31, 2017 and 2016, the only components of comprehensive income were net (loss), unrealized holding (loss) gains, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and postretirement benefit plan adjustments, net of tax. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

March 31, 2017 and 2016

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

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing) and interest-bearing deposits in banks with an original maturity of 90 days or less.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $19,186 and $23,988 for the years ended March 31, 2017 and 2016, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an employee stock ownership plan as (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 64,081 shares of the Company’s common stock for an aggregate cost of approximately $640,810 in fiscal 2008. In October 2013, the Company completed a “second step” conversion and as a result, the original 64,081 shares purchased by the ESOP were converted to 36,596 shares of the new Bancorp. In addition, the ESOP purchased an additional 23,644 shares of the Company’s common stock in October 2013 for an aggregated cost of approximately $189,152. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2017, the Company had allocated a total of 25,053 shares from the suspense account to participants. For the years ended March 31, 2017 and 2016, the Company recognized $45,907 and $35,220, respectively in salaries and employee benefits expense related to the ESOP. At March 31, 2017, 60,240 shares were held in the ESOP.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

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

In March 2017, the FASB issued ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Accounting Standards update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not currently hold any callable debt securities with a premium. As a result, the Company does not anticipate an impact to the consolidated financial statements.

Also in March 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation—Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate, Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company's current-accounting treatment and presentation of net periodic pension cost and not periodic postretirement benefit cost is consistent with the provisions in ASU-2017. As a result, the Company does not anticipate an impact to the consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2017, the FASB issued ASU 2017-03: Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this update add and amend SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company intends to comply with the effective date of this update and does not anticipate an impact to the consolidated financial statements at this time.

In December 2016, the FASB issued ASU 2016-20; Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update cover a variety of Topics in the Codification related to the new revenue recognition standard (Accounting Standards Update No. 2014-09). The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company does not anticipate a material impact to the consolidated financial statements.

Also in December 2016, the FASB issued ASU 2016-19: Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make corrections or improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company does not anticipate a material impact to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Task Force. Stakeholders indicated that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230. Statement of Cash Flows. This update addresses that diversity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should he included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The Company evaluated the amendments of this update and does not anticipate an impact to the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments arc presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses the following eight cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from foe settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2016, the FASB issued ASU 2016-13: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019. The Company is in the process of evaluating the impact of this guidance but expects that the impact will likely be material to the consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in Accounting Standards Update No, 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The Company does not anticipate a material impact to the consolidated financial statements at this time.

In April 2016, the FASB issued ASU 2016-10: Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606. The Company does not anticipate a material impact to the consolidated financial statements at this time.

In March 2016, the FASB issued ASU 2016-09: Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No, 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in March 2016, the FASB issued ASU 2016-08: Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update clarify the implementation guidance included in Topic 606 on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Also in March 2016, the FASB issued ASU 2016-07: Investments – Equity Method and Joint Ventures (Topic 323). To simplify the accounting for equity method investments, the amendments in this update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in March 2016, the FASB issued ASU 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in March 2016, the FASB issued ASU 2016-04: Liabilities— Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler's checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606. Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606, The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. The Company does not anticipate a material impact to the consolidated financial statements at this time.

4.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The Company’s vault cash satisfied the required reserve at March 31, 2017 and 2016.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held-to-maturity and available-for-sale are as follows:

	Available-for-Sale
	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agency Bonds	$500,000	$32	$	$500,032
Certificates of Deposit	2,000,000	8,015	(387)	2,007,628
Mutual Fund Shares	88,817		(1,589)	87,228

Total	$2,588,817	$8,047	$(1,976)	$2,594,888

	Available-for-Sale
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agency Bonds	$500,000	$	$(2,753)	$497,247
Certificates of Deposit	1,500,000	30,854		1,530,854
Mutual Fund Shares	121,777	2,104	(1,889)	121,992

Total	$2,121,777	$32,958	$(4,642)	$2,150,093

	Held-to-Maturity
	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agency Bonds	$20,417,712	$	$(865,212)	$19,552,500
Municipal Bond	1,536,250		(2,748)	1,533,502
Mortgage-Backed Securities	668,873	58,219	(15,399)	711,693

Total	$22,622,835	$58,219	$(883,359)	$21,797,695

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

5.     INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agency Bonds	$20,293,734	$91,930	$(12,495)	$20,373,169
Municipal Bonds	736,250		(1,513)	734,737
Mortgage-Backed Securities	554,554	48,247	(4,557)	598,244

Total	$21,584,538	$140,177	$(18,565)	$21,706,150

The following is a summary of the amortized cost and fair value of the Company’s investment securities held-to-maturity and available-for-sale by contractual maturity as of March 31, 2017 and 2016.

	March 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$1,536,250	$1,533,502
After one year through five years			500,000	496,646
After five years through ten years	2,000,000	2,007,628	8,572,495	8,292,256
After ten years	500,000	500,032	12,014,090	11,475,291
Mutual fund shares	88,817	87,228

	$2,588,817	$2,594,888	$22,622,835	$21,797,695

	March 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$736,250	$734,737
After one year through five years	1,000,000	1,024,569	945,000	945,091
After five years through ten years	500,000	506,285	8,379,581	8,384,588
After ten years	500,000	497,247	11,523,707	11,641,734
Mutual fund shares	121,777	121,992

	$2,121,777	$2,150,093	$21,584,538	$21,706,150

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

5.     INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at March 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agency Bonds	$19,552,501	$(865,212)	$	$	$19,552,501	$(865,212)
Certificates of deposit	249,613	(387)			249,613	(387)
Municipal Bonds	1,536,250	(2,748)			1,536,250	(2,748)
Mutual fund shares			87,228	(1,589)	87,228	(1,589)
Mortgage-Backed Securities			216,018	(15,399)	216,018	(15,399)

Total	$21,338,364	$(868,347)	$303,246	$(16,988)	$21,641,610	$(885,335)

March 31, 2016
U.S. Government Agency Bonds	$	$	$1,492,480	$(7,520)	$1,492,480	$(7,520)
Municipal Bonds	734,737	(1,513)			734,737	(1,513)
Mutual Fund Shares			64,031	(1,889)	64,031	(1,889)
Mortgage-Backed Securities			279,285	(12,285)	279,285	(12,285)

Total	$734,737	$(1,513)	$1,835,796	$(21,694)	$2,570,533	$(23,207)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

5.     INVESTMENT SECURITIES (Continued)

In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The temporary impaired securities consisted of forty-eight debt securities with an aggregated book value of $22,526,945 at March 31, 2017. These unrealized losses relate principally to market changes in interest rates for similar types of securities.

The Company has pledged investment securities with a carrying amount of approximately $3,510,000 and $2,515,000 at March 31, 2017 and 2016, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

Loans at March 31, 2017 and 2016 are summarized as follows:

	March 31,
	2017	2016

Residential (one to four family) real estate	$61,419,004	$62,250,645
Multi-family and commercial real estate	12,071,060	9,569,328
Commercial	1,858,107	2,290,405
Home equity	8,811,757	8,527,420
Consumer	636,658	682,193
Construction	680,556	54,268

Total loans	85,477,142	83,374,259

Net deferred loan origination fees	(61,332)	(77,218)
Allowance for loan losses	(1,001,449)	(1,099,232)

Net deferred loan fees and allowance	(1,062,781)	(1,176,450)

Loans, net	$84,414,361	$82,197,809

The Bank is subject to a loans-to-one borrower limitation of 15% of capital funds. At March 31, 2017, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At March 31, 2017 and 2016, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

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

March 31, 2017 and 2016

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

The following table represents loans by credit quality indicator at March 31, 2017:

		Special		Non-
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Residential real estate	$58,806,400	$	$	$2,612,604	$61,419,004
Multi-family and commercial real estate	10,727,543		172,050	1,171,467	12,071,060
Commercial	1,652,256		34,377	171,474	1,858,107
Home equity	8,533,000			278,757	8,811,757
Consumer	636,658				636,658
Construction	628,052			52,504	680,556
	$80,983,909	$	$206,427	$4,286,806	$85,477,142

The following table represents past-due loans as of March 31, 2017:

	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total Loan
	Past Due	Past Due	Past Due	Past Due	Current	Balances

Residential real estate	$483,057	$149,317	$1,545,714	$2,178,088	$59,240,916	$61,419,004
Multi-family and commercial real estate	172,050	425,200	880,342	1,477,592	10,593,468	12,071,060
Commercial	175,116		171,474	346,590	1,511,517	1,858,107
Home equity			183,930	183,930	8,627,827	8,811,757
Consumer	14,477			14,477	622,181	636,658
Construction					680,556	680,556

Total Loans	$844,700	$574,517	$2,781,460	$4,200,677	$81,276,465	$85,477,142

Percentage of Total Loans	0.99%	0.67%	3.25%	4.91%	95.09%	100.0%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The following table represents loans by credit quality indicator at March 31, 2016:

		Special		Non-
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Residential real estate	$59,385,578	$	$	$2,865,067	$62,250,645
Multi-family and commercial real estate	7,962,420	288,784		1,318,124	9,569,328
Commercial	2,074,394	53,942	140,751	21,318	2,290,405
Home equity	8,416,499			110,921	8,527,420
Consumer	682,193				682,193
Construction				54,268	54,268
	$78,521,084	$342,726	$140,751	$4,369,698	$83,374,259

The following table represents past-due loans as of March 31, 2016:

	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total Loan
	Past Due	Past Due	Past Due	Past Due	Current	Balances

Residential real estate	$577,002	$224,111	$1,967,082	$2,768,195	$59,482,450	$62,250,645
Multi-family and commercial real estate		288,784	663,068	951,852	8,617,476	9,569,328
Commercial	339,654	21,318		360,972	1,929,433	2,290,405
Home equity	50,000		110,471	160,471	8,366,949	8,527,420
Consumer					682,193	682,193
Construction					54,268	54,268

Total Loans	$966,656	$534,213	$2,740,621	$4,241,490	$79,132,769	$83,374,259

Percentage of Total Loans	1.16%	.64%	3.29%	5.09%	94.91%	100.0%

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The Bank had twelve loans totaling $2,376,205      and eleven loans totaling $2,351,531 whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2017 and 2016, respectively. Restructured loans deemed to be TDRs typically are the result of extensions of the loan maturity date or a reduction of the interest rate to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only or interest and escrows for a period of time or by reducing the actual interest rate to a current market rate, or a combination of both. In one instance, the Company restructured a loan by repaying loans with another lender who had a priority lien position and restructuring the whole indebtedness into an amortizing loan at market rates while taking additional collateral. As of March 31, 2017, three of the TDRs were commercial real estate loans with an aggregate outstanding balance of $655,110, one residential construction loan with an aggregate outstanding balance of $52,504, and eight were residential real estate loans with an aggregate outstanding balance of $1,668,591. The Company had six accruing TDR in the amount of $1,084,799 as of March 31, 2017 that was modified during the year. As of March 31, 2016, three of the TDRs were commercial real estate loans with an aggregate outstanding balance of $676,293, one residential construction loan with an aggregate outstanding balance of $54,268, and seven were residential real estate loans with an aggregate outstanding balance of $1,620,970. The Company had one accruing TDR in the amount of $172,933      as of March 31, 2016 that was modified during the year. All TDRs are considered impaired loans. If the Bank determines that the value of a modified loan is less than the recorded impairment in the loan, impairment is recognized through a charge to the allowance for loan losses at the time of determination.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2017, the Bank had seventeen loan relationships totaling $3,206,661 in non-accrual loans as compared to eighteen relationships totaling $2,761,939 at March 31, 2016. At March 31, 2017, the Bank had no impaired loan relationships in which impaired loans had a related allowance for credit losses. During the quarter ended December 31, 2011 and in connection with the Bank’s change in regulators from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the Bank revised its allowance for loan loss reserve methodology based on regulatory guidance to the effect that the use of specific reserves was no longer permitted. As of March 31, 2017 and 2016, the Bank no longer maintained specific valuation allowances against impaired loans. Any valuation adjustments on impaired loans are now charged against the loan balances at the time of valuation. The average balance of impaired loans totaled $5,144,281 for 2017 as compared to $4,965,658 for 2016, and interest income recorded on impaired loans during the year ended March 31, 2017 totaled $     172,524 as compared to $200,787 for March 31, 2016.

The following table represents data on impaired loans at March 31, 2017 and 2016:

	March 31,
	2017		2016

Impaired loans for which a valuation allowance has been provided	$		$
Impaired loans for which no valuation allowance has been provided		4,882,799		4,965,658

Total loans determined to be impaired		$4,882,799		$4,965,658

Allowance for loans losses related to impaired loans	$		$

Average recorded investment in impaired loans		$5,224,742		$5,054,436

Cash basis interest income recognized on impaired loans		$172,524		$200,787

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2017:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Impaired loans with no valuation allowance:
Residential real estate	$2,288,798	$2,238,610	$	$2,710,870	$59,661
Multi-family and commercial real estate	2,162,188	2,141,444		2,059,650	93,446
Commercial	171,474	171,474		152,492	9,218
Home equity	283,156	278,767		242,465	7,488
Consumer				1,262
Construction	57,157	52,504		58,003	2,711

Subtotal	$4,962,773	$4,882,799	$	$5,224,742	$172,524

Total Impaired Loans by Portfolio Class at March 31, 2017

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Total impaired loans:
Residential real estate	$2,288,798	$2,238,610	$	$2,710,870	$59,661
Multi-family and commercial real estate	2,162,188	2,141,444		2,059,650	93,446
Commercial	171,474	171,474		152,492	9,218
Home equity	283,156	278,767		242,465	7,488
Consumer				1,262
Construction	57,157	52,504		58,003	2,711

Total	$4,962,773	$4,882,799	$	$5,224,742	$172,524

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2016:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Impaired loans with no valuation allowance:
Residential real estate	$2,964,318	$2,920,343	$	$2,912,541	$70,879
Multi-family and commercial real estate	1,938,180	1,935,352		1,992,465	117,115
Commercial	55,695	55,695		34,346	9,207
Home equity				39,066	775
Consumer				15,864
Construction	59,105	54,268		60,154	2,811

Subtotal	$5,017,298	$4,965,658	$	$5,054,436	$200,787

Total Impaired Loans by Portfolio Class at March 31, 2016

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status
Total impaired loans:
Residential real estate	$2,964,318	$2,920,343	$	$2,912,541	$70,879
Multi-family and commercial real estate	1,938,180	1,935,352		1,992,465	117,115
Commercial	55,695	55,695		34,346	9,207
Home equity				39,066	775
Consumer				15,864
Construction	59,105	54,268		60,154	2,811

Total	$5,017,298	$4,965,658	$	$5,054,436	$200,787

The following table presents non-performing assets as of March 31, 2017 and 2016.

	March 31,
	2017	2016
Non-accrual loans:
Residential real estate	$1,179,630	$1,333,383
Multi-family and commercial real estate	506,357	552,545
Commercial	171,474	21,318
Home equity	53,140	110,921
Consumer
Construction
Total non-accrual loans	1,910,601	2,018,167

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.	LOANS (Continued)

	March 31,
	2017		2016
Accruing loans past due 90 days or more:
Residential real estate	$		$
Multi-family and commercial real estate
Commercial
Consumer
Construction
Total accruing loans past due 90 days or more

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$740,079		$744,222
Multi-family and commercial real estate		425,200
Commercial
Home equity		130,780
Consumer
Construction
Total troubled debt restructurings in non- accrual status		1,296,059		744,222

Performing under modified terms:
Residential real estate		$692,895		$787,462
Multi-family and commercial real estate		239,910		765,579
Commercial
Home equity		94,837
Consumer
Construction		52,504		54,268
Total troubled debt restructurings performing under modified terms		1,080,146		1,607,309
Total troubled debt restructurings		2,376,205		2,351,531

Total non-performing loans		4,286,806		4,369,698
Real estate owned		1,271,302		1,763,628
Total non-performing assets		$5,558,108		$6,133,326

Non-performing loans as a percentage of loans		5.02%		5.24%

Non-performing assets as a percentage of loans and real estate owned		6.41%		7.20%

Non-performing assets as a percentage of total assets		4.38%		4.74%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The following table presents troubled debt restructurings that occurred during the years ended March 31, 2017 and 2016 and loans modified as troubled debt restructurings with the previous 12 months and for which there was a payment default during the period.

	2017			2016
		Outstanding Recorded			Outstanding Recorded
		Investment			Investment

	Number of	Pre-	Post-	Number of	Pre-	Post-
	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled debt restructurings:
Residential real estate	1	$76,513	$96,000	1	$163,767	$172,933

	Number of		Number of
	Contracts	Recorded Investment	Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	-0-	$	-0-	$

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended March 31, 2017 and 2016.

	March 31,
	2017	2016

Balance, beginning of year	$1,763,628	$2,433,483
Additions from loan foreclosures	499,760	332,495
Additions from capitalized costs	25,875
Dispositions of REO	(922,283)	(751,952)
(Loss) on sale of REO	(33,578)	(3,519)
Valuation adjustments during the year	(62,100)	(246,879)

Balance, end of year	$1,271,302	$1,763,628

The following table presents the changes in fair value adjustments to REO for the years ended March 31, 2017 and 2016.

	March 31,
	2017	2016

Balance, beginning of year	$227,231	$850,865
Valuation adjustments added during the year	62,100	246,879
Valuation adjustments on disposed properties during the year	(185,060)	(870,513)

Balance, end of year	$104,271	$227,231

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2017	2016

Balance at beginning of year	$1,099,232	$1,185,178
Provision:
Residential real estate	97,647	(132,262)
Multi-family and commercial real estate	(60,913)	9,520
Commercial	(44,969)	(11,855)
Home equity loans	29,136	10,741
Consumer	(45,413)	53,156
Construction	2,512	-0-

Total Provision (Recapture)	$(22,000)	$(70,700)

Charge-Offs:
Residential real estate	101,912	39,730
Multi-family and commercial real estate	70,705	16,871
Commercial
Home equity	41,769	10,860
Consumer		71,388
Recoveries	(138,603)	(123,603)

Total Net Charge-Offs	75,783	15,246

Balance at end of year	$1,001,449	$1,099,232

Year-end loans outstanding	$85,477,142	$83,374,259

Average loans outstanding	$84,425,701	$83,665,599

Allowance as a percentage of year-end loans	1.17%	1.32%

Net charge-offs as a percentage of average loans	0.09%	0.02%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2017 are as follows:

		Multi-Family
		and
	Residential	Commercial			Home
	Real Estate	Real Estate	Commercial		Equity	Consumer		Construction		Total
Allowance for loan losses:	-	-		-	-		-		-
Beginning balance	$568,334	$339,022		$79,988	$86,728		$25,160		$-0-		$1,099,232
Loan charge-offs	(101,912)	(70,705)			(41,769)						(214,386)
Recoveries	11,100	66,703		29,020			31,780				138,603
Provision for loan losses	97,647	(60,913)		(44,969)	29,136		(45,413)		2,512		(22,000)
Ending balance	$575,169	$274,107		$64,039	$74,095		$11,527		$2,512		$1,001,449
Ending balance:
individually evaluated for impairment	$	$	$		$	$		$		$
Ending balance:
collectively evaluated for impairment	$575,169	$274,107		$64,039	$74,095		$11,527		$2,512		$1,001,449
Loans:
Ending balance	$61,419,004	$12,071,060		$1,858,107	$8,811,757		$636,658		$680,556		$85,477,142
Ending balance:
individually evaluated for impairment	$2,378,920	$1,662,860		$186,599	$512,441	$			$52,504		$4,793,324
Ending balance:
collectively evaluated for impairment	$59,040,084	$10,408,200		$1,671,508	$8,299,316		$636,658		$628,052		$80,683,818

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2016 are as follows:

		Multi-Family
		and
	Residential	Commercial			Home
	Real Estate	Real Estate	Commercial		Equity	Consumer		Construction		Total
Allowance for loan losses:	-	-		-	-		-		-
Beginning balance	$702,105	$288,893		$86,300	$86,847		$21,033		$-0-		$1,185,178
Loan charge-offs	(39,730)	(16,871)			(10,860)		(71,388)				(138,849)
Recoveries	38,221	57,480		5,543			22,359				123,603
Provision for loan losses	(132,262)	9,520		(11,855)	10,741		53,156				(70,700)
Ending balance	$568,334	$339,022		$79,988	$86,728		$25,160	$			$1,099,232
Ending balance:
individually evaluated for impairment	$	$	$		$	$		$		$
Ending balance:
collectively evaluated for impairment	$568,334	$339,022		$79,988	$86,728		$25,160	$			$1,099,232
Loans:
Ending balance	$62,250,645	$9,569,328		$2,290,405	$8,527,420		$682,193		$54,268		$83,374,259
Ending balance:
individually evaluated for impairment	$2,448,138	$1,637,617		$132,657	$517,079	$			$54,268		$4,789,759
Ending balance:
collectively evaluated for impairment	$59,802,507	$7,931,711		$2,157,748	$8,010,341		$682,193	$			$78,584,500

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.     LOANS (Continued)

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2017, the Bank maintained an allowance for loan loss ratio of 1.17% to year end loans outstanding. On a linked basis, non-performing assets have decreased by $575,218 over their stated levels at March 31, 2016 representing a non-performing asset to total asset ratio of 4.38% at March 31, 2017 as compared to a non-performing asset to total asset ratio of 4.74% at March 31, 2016.

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

For the year ending March 31, 2017, the Bank experienced one charge-off relating to one loan relationship totaling $39,866 and partial charge-offs relating to three loan relationships totaling $174,521 as compared to one charge-off relating to one loan relationship totaling $71,388 and partial charge-offs relating to three loan relationships totaling $67,461 for the year ended March 31, 2016.

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

	March 31,
	2017	2016

Balance, beginning of year	$1,688,726	$786,325
Payments	(56,675)	(56,887)
Borrower no longer associated with Bank		(40,712)
Borrowings	150,000	1,000,000

Balance, end of year	$1,782,051	$1,688,726

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

7.     LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2017 and 2016 are summarized as follows:

	March 31,
	2017	2016
Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$120,963	$125,666

8.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2017 and 2016 consists of the following:

	March 31,
	2017	2016

Loans	$226,189	$249,245
Investment securities	145,245	116,358
Mortgage backed securities	6,809	3,535

	$378,243	$369,138

9.     PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2017 and 2016 consists of the following:

	March 31,
	2017	2016

Land	$1,451,203	$1,451,203
Buildings	6,872,774	6,864,728
Furniture, fixtures and equipment	2,058,456	2,054,765
	10,382,433	10,370,696
Accumulated depreciation	(4,334,730)	(4,080,649)

Premises and equipment, net	$6,047,703	$6,290,047

Depreciation expense amounted to $254,081 and $264,356 for the years ended March 31, 2017 and 2016, respectively.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

11.   DEPOSITS

Deposit account balances at March 31, 2017 and 2016 are summarized as follows:

			March 31, 2017
				Weighted Average	Percent of
			Amount	Interest Rate	Portfolio

Non interest bearing accounts			$11,703,567	%	10.44
Interest bearing checking accounts			22,256,234	0.17	19.86
Passbook savings accounts			18,584,956	0.10	16.58
Money Market accounts			21,231,184	0.49	18.95
Club accounts			148,288	0.10	0.13
			73,924,229		65.96

Certificates of Deposits:
0.10%	to	0.99%	20,542,894	0.60	18.33
1.00%	to	1.99%	17,303,681	1.25	15.44
2.00%	to	2.99%	309,942	2.13	0.27

			38,156,517		34.04

			$112,080,746		100.00%

			March 31, 2016
				Weighted Average	Percent of
			Amount	Interest Rate	Portfolio

Non interest bearing accounts			$12,054,146	%	10.78
Interest bearing checking accounts			23,027,846	0.19	20.59
Passbook savings accounts			17,724,072	0.10	15.84
Money Market accounts			19,813,982	0.49	17.71
Club accounts			143,488	0.10	0.13
			72,763,534		65.05

Certificates of Deposits:
0.10%	to	0.99%	21,695,607	0.59	19.39
1.00%	to	1.99%	14,773,019	1.29	13.21
2.00%	to	2.99%	2,632,487	2.23	2.35

			39,101,113		34.95

			$111,864,647		100.00%

Certificates of deposit and other time deposits issued in denominations that meets or exceeds the FDIC insurance limit of $250,000 totaled $2,935,732 and $2,485,471 at March 31, 2017 and 2016, respectively, and are included in interest-bearing deposits in the balance sheet.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

11.	DEPOSITS (Continued)

Scheduled maturities of certificates of deposits at March 31, 2017 and 2016 are as follows:

	March 31,
	2017		2016

2017	$		$23,090,517
2018		21,544,213	8,181,234
2019		8,577,082	3,374,490
2020		3,364,211	2,358,507
2021		2,011,316	2,096,365
2022		2,659,695

Total certificates of deposit		$38,156,517	$39,101,113

The Company held deposits from officers and directors of approximately $690,000 and $755,000 at March 31, 2017 and 2016, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

12.	LINE OF CREDIT FROM ATLANTIC COMMUNITY BANKERS BANK

The Company maintains a line of credit with Atlantic Community Bankers Bank at a rate to be determined by the lender when funds are borrowed. The Company’s line of credit limit is $1,000,000. At March 31, 2017 and 2016, the outstanding balance on the unsecured line of credit was $ -0-.

13.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of New York as of March 31, 2017 and 2016 are as follows:

Maturity	Interest
Date	Rate	2017		2016

April 18, 2017	0.74%	$		$2,000,000
October 17, 2017	0.81%			1,000,000
			$-0-	$3,000,000

Specific repos and other securities, with balances approximating $11,600,000 and $16,800,000 at March 31, 2017 and 2016, respectively, were pledged to the FHLB of New York as collateral. As of March 31, 2017, the Company had a borrowing capacity in a combination of term advances and overnight borrowings of up to $10,353,783 at the FHLB of New York.

14.	INCOME TAXES

The Company is subject to federal and New Jersey state income tax.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

14.	INCOME TAXES (Continued)

The Company and subsidiary file a consolidated federal income tax return. The Company’s consolidated provision (credit) for income taxes for the years ended March 31, 2017 and 2016 consists of the following:

	Years Ended
	March 31,
	2017		2016
Income Tax Expense (benefit)
Current federal tax expense
Federal	$		$-
State		3,000	3,000
Deferred tax (benefit)
Federal		69,238	(85,569)
State		20,903	29,971

Total		$93,141	$(52,598)

The consolidated provision for income taxes for the years ended March 31, 2017 and 2016 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended
	March 31,
	2017	2016

Expected federal tax provision (benefit) at 34% rate	$71,784	$(24,027)
Municipal bond interest	(1,404)	(469)
Increase in cash surrender value of life insurance	(1,564)	(1,700)
State income tax	24,325	(26,402)
Total income tax (benefit)	$93,141	$(52,598)

Effective tax rate (benefit)	44.1%	(74.4% )

A summary of deferred tax assets and liabilities as of March 31, 2017 and 2016 are as follows:

	March 31,
	2017	2016
Deferred tax assets:
Accrued pension costs	$23,900	$9,500
Allowance for loan losses	350,300	438,935
Directors’ benefit plans	138,500	131,500
Employee stock option	50,600	32,200
FASB 158 – unrecognized transition costs	87,800	91,100
Federal tax loss carryforward	1,016,400	1,050,900
State tax loss carryforward	360,200	372,800
Non accrual interest	28,000	15,000
Total deferred tax assets	$2,055,700	$2,141,935

Valuation allowance	(24,800)	-

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

14.	INCOME TAXES (Continued)

	March 31,
	2017	2016
Deferred tax liabilities:
Accumulated depreciation	$(46,500)	$(64,000)
Unrealized gains on securities available-for-sale	(2,450)	(11,400)

Total deferred tax liabilities	(48,950)	(75,400)

NET DEFERRED TAX ASSETS	$1,981,950	$2,066,535

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. As of March 2017, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the years ended December 31, 2014 and 2015 and no adverse findings were noted. The federal income tax returns for taxable years through December 31, 2015 have been closed for purposes of examination by the Internal Revenue Service. Tax year 2016 remains subject to examination by Federal taxing authorities. Tax years 2013 through 2016 remain subject to examination by New Jersey taxing authorities.

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

As of March 31, 2017, the Company had approximately $3,270,000 federal net operating loss carryforwards, which result in a deferred tax asset of $1,016,400, expiring from 2029 through 2035.

As of March 31, 2017, the Company had approximately $4,000,000 of state net operating loss carryforwards, which result in a deferred tax asset of $360,200, expiring from 2029 through 2035.

15.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Company maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Company may contribute up to 10% of the annual compensation of each eligible employee. The Company’s contribution to the plan was $-0- for the years ended March 31, 2017 and 2016.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

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

Net pension expense was $52,748 and $59,196 for years ended March 31, 2017 and 2016, respectively. The components of net pension cost are as follows:

	Years Ended
	March 31,
	2017	2016

Service cost	$15,700	$18,012
Interest cost	22,896	23,276
Amortization of gain	14,152	17,908
Net amortization and deferral	-0-	-0-
Net periodic pension cost	$52,748	$59,196

     The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2017 and 2016:

	March 31,
	2017	2016

Accumulated benefit obligation	$537,500	$540,070
Projected benefit obligation	565,807	556,522
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	565,807	556,522

     The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2017	2016
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$556,522	$599,324
Service cost	15,700	18,012
Interest cost	22,896	23,276
Actuarial (gain) loss	5,916	(48,863)
Benefits paid	(35,227)	(35,227)
Benefit obligation at end of year	$565,807	$556,522

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

16.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

	March 31,
	2017	2016
Change in Plan Assets
Fair value of Plan assets at beginning of year	$-0-	$-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	35,227	35,227
Benefits paid	(35,227)	(35,227)
Fair value of Plan assets at end of year	$-0-	$-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended
	March 31,
	2017	2016
Discount rate for periodic pension cost	4.25%	4.00%
Discount rate for benefit obligation	4.25%	4.25%
Rate of increase in compensation levels and social security wage base	2.00%	2.00%
Expected long-term rate of return on plan assets	N/A	N/A

17.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

The following table presents the components of the ESOP shares purchased.

	Years Ended
	March 31,
	2017	2016
Shares released for allocation	25,053	21,534
Unearned shares	35,187	38,706
Total ESOP shares	60,240	60,240

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

March 31, 2017 and 2016

18.   STOCK BASED COMPENSATION (Continued)

The following table is a summary of the status of the shares under the 2008 Equity Incentive Plan as of March 31, 2017 and changes during the year ended March 31, 2017.

	Year Ended March 31, 2017
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted at the beginning of the period	20,000	$8.69
Granted
Vested
Forfeited
Restricted at the end of the period	20,000	8.69

19.   EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended March 31, 2017 and 2016.

	2017	2016
Net Income (Loss)	$117,989	$(18,070)

Weighted average shares outstanding	945,425	945,425
Adjusted average unearned ESOP shares	(35,187)	(38,706)
Weighted average share outstanding - basic	910,238	906,719
Effect of dilutive common stock equivalents	5,312	-
Adjusted weighted average shares outstanding - dilutive	915,550	906,719

Basic loss per share	$0.13	$(0.02)
Diluted loss per share	$0.13	$(0.02)

The effect of the 20,000 stock options outstanding as of March 31, 2017 is antidilutive and therefore not presented in the above table.

20.	FAIR VALUE MEASUREMENTS

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

March 31, 2017 and 2016

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

The following tables set forth the Company’s assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2017 and 2016.

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Securities available for sale:
U.S. Government Agency
Bonds	$500,032	$	$500,032	$
Certificates of Deposit	2,007,628		2,007,628
Mutual Fund Shares	87,228		87,228
Totals	$2,594,888	$	$2,594,888	$

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

20.	FAIR VALUE MEASUREMENTS (Continued)

Those assets as of March 31, 2016 which are to be measured at fair value on a recurring basis are as follows:

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Securities available for sale:
U.S. Government Agency
Bonds	$497,247	$	$497,247	$
Certificates of Deposit	1,530,854		1,530,854
Mutual Fund Shares	121,992		121,992
Totals	$2,150,093	$	$2,150,093	$

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 3 measurement.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 3 measurement.

The following tables set forth the Company’s assets and liabilities that were accounted for and or disclosed at fair value on a nonrecurring basis as of March 31, 2017 and 2016:

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Impaired loans	$4,882,799	$	$	$4,882,799
Real estate owned	1,271,302			1,271,302
Total	$6,154,101	$	$	$6,154,101

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

20.	FAIR VALUE MEASUREMENTS (Continued)

			Significant
			Other	Significant
	Carrying		Observable	Unobservable
	Value	Quoted Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$4,965,658	$	$	$4,965,658
Real estate owned	1,763,628			1,763,628
Total	$6,729,286	$	$	$6,729,286

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurement categorized within Level 3 of the fair value hierarchy as of March 31, 2017 and 2016:

	March 31, 2017
	Fair	Valuation
	Value	Technique	Unobservable Input	Range (discount)
Impaired loans	$4,882,799	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12%

Real estate owned	$1,271,302	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12%

	March 31, 2016
	Fair	Valuation
	Value	Technique	Unobservable Input	Range (discount)
Impaired loans	$4,965,658	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12%

Real estate owned	$1,763,628	Property appraisals	Management discount for selling costs, property type discount and market volatility	7%	-	12%

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

March 31, 2017 and 2016

20.	FAIR VALUE MEASUREMENTS (Continued)

In accordance with the disclosure requirements of FASB ASC 825, Financial Instruments, the estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
				Significant	Significant
				Other	Unobserv-
			Quoted	Observable	able
	Carrying		Prices	Inputs	Inputs
March 31, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$6,998,543	$6,998,543	$6,998,543	$	$
Investment securities available for sale	2,588,817	2,594,888		2,594,888
Investment and mortgage-backed securities held to maturity	22,622,835	21,797,695		21,797,695
Loans receivable, net	84,414,361	83,833,000			83,833,000
Accrued interest receivable	378,243	378,243	378,243
Federal Home Loan Bank stock	124,300	124,300	124,300
Bank owned life insurance	178,514	178,514	178,514

Financial Liabilities:
Deposits – non-interest bearing	11,703,567	11,703,567	11,703,567
Deposits – interest bearing	100,377,179	99,183,000		99,183,000
Accrued interest payable	6,273	6,273	6,273
Advances from borrowers for taxes and insurance	500,485	500,485	500,485

			Fair Value Measurements
				Significant	Significant
				Other	Unobserv-
			Quoted	Observable	able
	Carrying		Prices	Inputs	Inputs
March 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$12,127,388	$12,127,388	$12,127,388	$	$
Investment securities available for sale	2,121,777	2,150,093		2,150,093
Investment and mortgage-backed securities held to maturity	21,584,538	21,639,610		21,639,610
Loans receivable, net	82,197,809	84,355,000			84,355,000
Accrued interest receivable	369,138	369,138	369,138
Federal Home Loan Bank stock	253,800	253,800	253,800
Bank owned life insurance	174,252	174,252	174,252

Financial Liabilities:
Deposits – non-interest bearing	12,054,146	12,054,146	12,054,146
Deposits – interest bearing	99,810,501	99,800,000		99,800,000
Advances from Federal Home Loan Bank	3,000,000	3,000,000	3,000,000
Accrued interest payable	5,830	5,830	5,830
Advances from borrowers for taxes and insurance	433,034	433,034	433,034

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

20.	FAIR VALUE MEASUREMENTS (Continued)

The following methods and assumptions were used to estimate the fair value disclosure for financial instruments as of March 31, 2017 and 2016:

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

March 31, 2017 and 2016

21.   COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of March 31, 2017 and 2016 were as follows:

	2017	2016
	Contractual	Contractual
	Amount	Amount
Financial instruments whose notional or contract amounts represent credit risk:
Construction loan commitments	$290,862	$
Unused commercial lines of credit	1,378,259	1,212,000
Unused home equity lines of credit	4,255,673	4,969,000
Personal lines of credit	494	635
1-4 family residential mortgage commitments	528,000	1,232,000
Commercial real estate mortgage commitments	112,000
Standby letters of credit	55,000	55,000
Total	$6,620,288	$7,468,635

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

The Company has not been required to perform on any financial guarantees during the past two years. The Company has not incurred any losses on its commitments in either 2017 or 2016.

Litigation

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

22.	RELATED PARTY TRANSACTIONS

The Company obtained legal services and insurance products from other entities which were affiliated with Directors of the Bank. The aggregate payment for these products and services amounted to $150,678 and $186,985, for the years ended March 31, 2017 and 2016, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

23.   REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it was subject.

As of March 31, 2017, the Bank exceeded all regulatory capital requirements necessary to be considered a “well capitalized” bank, but was classified as “adequately capitalized” because it was subject to a written agreement with the OCC.

The Bank’s actual and required capital amounts and ratios as of March 31, 2017 and 2016 are as follows:

					Minimum to be Well
					Capitalized Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total Capital (to Risk-Weighted Assets)	$12,373,000	17.60%	≥$5,624,000	≥8.0%	≥$7,030,000	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,489,000	16.34%	≥$4,218,000	≥6.0%	≥$5,624,000	≥8.0%
Tier 1 Common (to Risk-Weighted Assets)	$11,489,000	16.34%	≥$3,164,000	≥4.5%	≥$4,570,000	≥ 6.5%
Tier 1 Capital (to Average Assets)	$11,489,000	9.23%	≥$4,979,000	≥4.0%	≥$6,223,000	≥ 5.0%

					Minimum to be Well
					Capitalized Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total Capital (to Risk-Weighted Assets)	$11,859,000	17.26%	≥$5,498,000	≥8.0%	≥$6,873,000	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,988,000	15.99%	≥$4,124,000	≥6.0%	≥$5,498,000	≥ 8.0%
Tier 1 Common (to Risk-Weighted Assets)	$10,988,000	15.99%	≥$3,092,000	≥4.5%	≥$4,467,000	≥ 6.5%
Tier 1 Capital (to Average Assets)	$10,988,000	8.67%	≥$5,068,000	≥4.0%	≥$6,335,000	≥ 5.0%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

24.	REGULATORY MATTERS

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

The written agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for the Bank. Specifically, the Bank must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2017, the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 9.23%, 16.34% and 17.60%, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

25.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

The following presents the changes in accumulated other comprehensive income (loss) by component net of tax:

	Unrealized
	Gains (Losses)	Defined	Accumulated
	On Available	Benefit	Other
	For Sale	Pension	Comprehensive
	Securities	Plans	Income (Loss)
Balance as of April 1, 2016	$16,989	$(136,651)	$(119,662)

Other comprehensive income before reclassification	(13,347)	4,942	(8,405)

Total other comprehensive income	(13,347)	4,942	(8,405)

Balance as of March 31, 2017	$3,642	$(131,709)	$(128,067)

26.   FINANCIAL INFORMATION OF PARENT COMPANY

Delanco Bancorp, Inc. (Parent Company Only)

	For the Years Ended
	March 31,
	2017	2016
Statement of Financial Condition
Assets:
Cash and cash equivalents	$399,459	$480,129
Investment in Bank	9,586,332	9,536,490
Deferred income taxes	50,582	32,219

Total assets	$10,036,373	$10,048,838

Stockholders’ equity:

Total stockholders’ equity	10,036,373	10,048,838

Total liabilities and stockholders’ equity	$10,036,373	$10,048,838

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

26.   FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	For the Years Ended
	March 31,
	2017	2016

Income Statement
Interest on ESOP loan	$19,142	$20,556
Other interest income	440	456

Total income	$19,582	$21,012

Management fee	45,000	45,000
Compensation expense	45,907	35,220

Total expense	90,907	80,220

Loss before income tax benefit and equity in undistributed net loss of subsidiary	(71,325)	(59,208)
Equity in undistributed net income of subsidiary	171,451	27,549
Income tax benefit	17,863	13,589

Net income (loss)	$117,989	$(18,070)

Cash Flows
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation expense	$45,907	$35,220

Operating activities:
Net income (loss)	117,989	(18,070)
Undistributed net income of subsidiary	(171,451)	(27,549)
Increase in deferred income taxes	(18,363)	(14,089)

Net cash used in operating activities	(25,918)	(24,488)

Investing activities:
Distribution to subsidiary	(100,000)

Net cash used in investing activities	(100,000)

Financing activities:
Proceeds from ESOP loan	45,248	43,834

Net cash provided by financing activities	45,248	43,834

Net increase (decrease) in cash and cash equivalents	(80,670)	19,346

Cash and cash equivalents, beginning of year	480,129	460,783

Cash and cash equivalents, end of year	$399,459	$480,129