Form 10-Q
period 2017-06-30
Delanco Bancorp, Inc.
filed 2017-08-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No ☒

As of August 7, 2017 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$390,772	$511,355
Interest-bearing deposits	6,825,755	6,487,188
Total cash and cash equivalents	7,216,527	6,998,543
Investment securities:
Securities available-for-sale (amortized cost of $2,582,944 and $2,588,817 at June 30, 2017 and March 31, 2017, respectively)	2,591,470	2,594,888
Securities held-to-maturity (fair value $21,954,235 and $21,797,695 at June 30, 2017 and March 31, 2017, respectively)	22,575,925	22,622,835
Total investment securities	25,167,395	25,217,723
Loans, net of allowance for loan losses of $1,005,316 at June 30, 2017 (unaudited), $1,001,449 at March 31, 2017	83,825,378	84,414,361
Accrued interest receivable	356,505	378,243
Real estate owned	1,219,083	1,271,302
Federal Home Loan Bank, at cost	122,400	124,300
Premises and equipment, net	5,995,473	6,047,703
Deferred income taxes	1,906,470	1,981,950
Bank-owned life insurance	178,514	178,514
Other assets	268,487	374,714
Total assets	$126,256,232	$126,987,353

LIABILITIES
Deposits
Non-interest bearing deposits	$10,661,622	$11,703,567
Interest bearing deposits	100,534,848	100,377,179
Total deposits	111,196,470	112,080,746
Accrued interest payable	5,762	6,273
Advance payments by borrowers for taxes and insurance	526,770	500,485
Other liabilities	966,516	908,005
Total liabilities	112,695,518	113,495,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at June 30, 2017 and March 31, 2017, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at June 30, 2017 and March 31, 2017	$9,454	$9,454
Additional paid-in capital	10,040,983	10,029,506
Retained earnings, substantially restricted	4,092,385	4,036,465
Unearned common stock held by employee stock ownership plan	(455,514)	(455,514)
Accumulated other comprehensive (loss)	(126,594)	(128,067)
Total stockholder’s equity	13,560,714	13,491,844
Total liabilities and stockholders’ equity	$126,256,232	$126,987,353

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2017	2016
INTEREST INCOME
Loans	$898,979	$892,478
Investment securities	157,521	174,933
Total interest income	1,056,500	1,067,411

INTEREST EXPENSE
Interest-bearing checking accounts	8,338	10,741
Passbook and money market accounts	30,977	29,667
Certificates of deposits	84,295	91,440
Federal Home Loan Bank Advances	15	2,748
Total interest expense	123,625	134,596

Net interest income	932,875	932,815
Recapture of loan loss	(20,000)	(48,000)
Net interest income after recapture for loan losses	952,875	980,815

NON-INTEREST INCOME
(Loss) on sale of real estate owned	−	(5,532)
Gain on sale of an asset	71,516	−
Service charges	29,020	32,835
Rental income	9,600	12,435
Other	4,107	3,480
Total non-interest income	114,243	43,218

NON-INTEREST EXPENSE
Salaries and employee benefits	410,376	397,028
Advertising	4,218	4,565
Office supplies, telephone and postage	26,100	25,232
Loan expenses	13,373	28,376
Net occupancy expense	141,094	143,376
Real estate loss reserve	52,218	13,100
Federal insurance premiums	22,031	42,798
Data processing expenses	61,817	64,614
ATM expenses	11,443	6,305
Bank charges and fees	22,141	21,493
Insurance and surety bond premiums	20,621	21,107
Dues and subscriptions	7,238	11,529
Professional fees	80,783	54,851
Real Estate Owned expense	27,980	32,585
Other	36,517	34,162
Total non-interest expense	937,950	901,121

INCOME BEFORE INCOME TAX EXPENSE	129,168	122,912

Income tax expense	73,248	63,095

NET INCOME	$55,920	$59,817
INCOME PER COMMON SHARE	$0.06	$0.07

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Three Months Ended

	June 30, 2017	June 30, 2016

Net income	$55,920	$59,817

Unrealized gain (loss) available for sale:
Unrealized holding gain (loss), net of deferred tax (benefit) of 3,411 and $16,918 in 2017 and 2016	1,473	8,388

Total other comprehensive income	$57,393	$68,205

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2017	945,425	9,454	$10,029,506	$4,036,465	(455,514)	(128,067)	13,491,844
Comprehensive income
Net income				55,920			55,920
Other comprehensive income, net of tax:						1,473	1,473

Employee stock option expense			11,477				11,477

Balance at June 30, 2017	945,425	9,454	10,040,983	4,092,385	(455,514)	(126,594)	13,560,714

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net Income	$55,920	$59,817
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	74,498	61,894
Depreciation	58,629	66,152
Discount accretion net of premium amortization	121	(26,763)
Recapture for loan losses	(20,000)	(48,000)
Loss on sale of real estate owned	−	5,532
Gain on sale of an asset	(71,516)	−
Compensation expense for stock options	11,477	8,805
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	21,738	42,986
Other assets	106,227	98,178
Increase (decrease) in:
Accrued interest payable	(511)	(530)
Other liabilities	58,511	139,163
Net cash provided by operating activities	$295,094	$407,234

Cash flows from investing activities
Proceeds of securities available for sale	505,873	5,822
Purchases of securities available for sale	(500,000)	(500,000)
Purchases of securities held-to-maturity	−	(7,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	46,789	13,875,845
Redemption of investment required by law – stock in Federal Home Loan Bank	1,900	84,500
Proceeds from sale of real estate owned	−	284,233
Net (increase) in loans	732,718	(1,362,764)
Purchases of premises and equipment	(6,399)	(5,545)
Net cash provided by(used in) investing activities	$780,881	$4,882,091

Cash flows from financing activities
(Decrease) in deposits	(884,276)	(399,996)
Increase in advance payments by borrowers for taxes and insurance	26,285	20,203
(Decrease) in Federal Home Loan Bank Advances	−	(2,000,000)
Net cash used in financing activities	$(857,991)	$(2,379,793)

	Three Months Ended June 30,
	2017		2016

Net (decrease) increase in cash and cash equivalents		$217,984	$2,909,532

Cash and cash equivalents, beginning of the period		6,998,543	12,127,388

Cash and cash equivalents, end of period		$7,216,527	$15,036,920

Supplemental Disclosures:

Cash paid during the period for interest		$135,217	$142,978

Cash paid during the period for income taxes		$2,500	$2,500

Loans transferred to foreclosed real estate during the period	$	−	$110,624

Net change in unrealized gain (loss) on securities available-for-sale net of tax		$1,473	$8,388

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2017.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 113 basis points.

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

Tax year 2016 remains subject to examination by Federal and 2014 through 2016 by New Jersey taxing authorities. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2017	2016
Numerator	$55,920	$59,817
Denominators:
Basic shares outstanding	910,239	906,720
Effect of dilutive securities	7,449	3,290
Dilutive shares outstanding	917,688	910,010
Earnings per share:
Basic	$0.06	$0.07
Dilutive	$0.06	$0.07

(6)	Regulatory Agreement

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. Separately, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at June 30, 2017 were 9.26%, 16.52% and 17.78%, respectively.

(7)	Recent Accounting Pronouncements

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2017
Available-for-sale securities	$	−	$2,591	$	−

March 31, 2017
Available-for-sale securities	$	−	$2,595	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 and March 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans	$	−	$	−	$4,533
Real estate owned		−		−	1,219
Total	$	−	$	−	$5,752
March 31, 2017
Impaired loans	$	−	$	−	$4,883
Real estate owned		−		−	1,271
Total	$	−	$	−	$6,154

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2017 and March 31, 2017 was as follows:

	June 30, 2017
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$7,217	$7,217	$	−	$	−
Investment securities-available for sale	2,583	−		2,951		−
Investment securities-held to maturity	22,576	−		21,954		−
Loans receivable – net	83,825	−		−		84,235
FHLB stock	122	122		−		−
Accrued interest receivable	357	357		−		−
Bank–owned life insurance	179	179		−		−
Real estate owned	1,219	−		−		1,219
Total financial assets	$118,078	$7,875		$24,905		$85,454

Financial Liabilities:
Deposits- non-interest bearing	$10,662	$10,662	$	−	$	−
Deposits – interest bearing	100,535	−		100,225		−
Advances from Federal Home Loan Bank	−	−		−		−
Advance payments by borrowers for taxes and insurance	527	527		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$111,730	$11,195		$100,225	$	−

	March 31, 2017
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$6,999	$6,999	$	−	$	−
Investment securities-available for sale	2,589	−		2,595		−
Investment securities-held to maturity	22,623	−		21,798		−
Loans receivable,– net	84,414	−		−		83,833
FHLB stock	124	124		−		−
Accrued interest receivable	378	378		−		−
Bank-owned life insurance	179	179		−		−
Real estate owned	1,271	−		−		1,271
Total financial assets	$118,577	$7,680		$24,393		$85,104

Financial Liabilities:
Deposits-non-interest bearing	$11,704	$11,704	$	−	$	−
Deposits-interest bearing	100,377	−		99,183		−
Advances from Federal Home Loan Bank	−	−		−		−
Advance payments by borrowers for taxes and insurance	500	500		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$112,587	$12,210		$99,183	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	June 30, 2017			March 31, 2017
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$6,682	$	−	$6,620	$	−

9)	Loans

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

Loans at June 30, 2017 and March 31, 2017 are summarized as follows (dollars in thousands):

	June 30,	March 31,
	2017	2017

Residential (one-to four-family) real estate	$60,471	$61,419
Multi-family and commercial real estate	11,677	12,071
Commercial	2,194	1,858
Home equity	9,021	8,812
Consumer	615	637
Construction	912	680
Total loans	84,890	85,477
Net deferred loan origination fees	(60)	(62)
Allowance for loan losses	(1,005)	(1,001)
Loans, net	$83,825	$84,414

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2017, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities. At June 30, 2017, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2017, the Bank has entered into formal forbearance agreements with six relationships totaling $864 thousand that require current payments while the borrowers restructure their finances

The following table represents loans by credit quality indicator at June 30, 2017 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$57,866	$	−	$	−	$2,605	$60,471
Multi-family and commercial real estate	10,594		−		169	914	11,677
Commercial	1,989		−		34	171	2,194
Home equity	8,740		−		−	281	9,021
Consumer	615		−		−	−	615
Construction	860		−		−	52	912
	$80,664	$	−		$203	$4,023	$84,890

The following table represents past-due loans as of June 30, 2017 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$487	$294	$1,543	$2,324	$58,147	$60,471
Multi-family and commercial real estate	239	355	626	1,220	10,457	11,677
Commercial	−	−	171	171	2,023	2,194
Home Equity	40	−	186	226	8,795	9,021
Consumer	40	−	−	40	575	615
Construction	−	−	−	−	912	912
Total Loans	$806	$649	$2,526	$3,981	$80,909	$84,890
Percentage of Total Loans	0.9%	0.8%	3.0%	4.7%	95.3%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At June 30, 2017, the Bank had 16 loan relationships totaling $2.7 million in non-accrual loans as compared to 17 relationships totaling $3.2 million at March 31, 2017. The average balance of impaired loans totaled $4.6 million for the three months ended June 30, 2017 as compared to $5.1 million for the year ended March 31, 2017, and interest income recorded on impaired loans for the three months ended June 30, 2017 totaled $41 thousand as compared to $173 thousand for the year ended March 31, 2017.

The following table represents data on impaired loans at June 30, 2017 and March 31, 2017 (dollars in thousands):

	June 30, 2017		March 31, 2017
Impaired loans for which a valuation allowance has been provided	$	−	$	−
Impaired loans for which no valuation allowance has been provided		4,620		4,883
Total loans determined to be impaired		4,620		4,883
Allowance for loans losses related to impaired loans		−		−
Average recorded investment in impaired loans		4,691		5,225
Cash basis interest income recognized on impaired Loans		$41		$173

The following table presents impaired loans by portfolio class at June 30, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,293	$2,232	$	−	$2,295	$16
Multi-family and commercial real estate	1,890	1,884		−	1,892	20
Commercial	171	171		−	171	3
Home equity	281	281		−	281	1
Consumer	−	−		−	−	−
Construction	56	52		−	56	1
Total	$4,691	$4,620	$	−	$4,695	$41

The following table presents impaired loans by portfolio class with no valuation allowance at March 31, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,289	$2,239	$	−	$2,711	$60
Multi-family and commercial real estate	2,162	2,141		−	2,060	94
Commercial	171	171		−	153	9
Home equity	283	279		−	242	7
Consumer	−	−		−	1	−
Construction	57	53		−	58	3
Subtotal	$4,963	$4,883	$	−	$5,225	$173

The following table represents nonaccrual loans as of June 30, 2017 and March 31, 2017 (dollars in thousands):

	June 30, 2017		March 31, 2017
Non-accrual loans:
Residential real estate		$1,179		$1,180
Multi-family and commercial real estate		252		506
Commercial		171		172
Consumer		−		−
Home equity		55		53
Construction		−		−
Total non-accrual loans		1,657		1,911

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$738		$740
Multi-family and commercial real estate		186		425
Commercial		−		−
Consumer		−		−
Home Equity		131		131
Construction		−		−
Total troubled debt restructurings in non-accrual status		1,055		1,296
Performing under modified terms:
Residential real estate		688		693
Multi-family and commercial real estate		476		240
Commercial		−		−
Consumer		−		−
Home Equity		95		95
Construction		52		52
Total troubled debt restructurings performing under modified terms:		1,311		1,080
Total troubled debt restructurings		2,366		2,376
Total non-performing loans		4,023		4,287
Real estate owned		1,219		1,271
Total non-performing assets		5,242		5,558

Non-performing loans as a percentage of loans		4.74%		5.02%
Non-performing assets as a percentage of loans and real estate owned		6.09%		6.41%
Non-performing assets as percentage of total assets		4.15%		4.38%

During the three months ended June 30, 2017, the Bank experienced a $495 thousand net decrease in non-accrual loans. This change reflects the sale of a commercial real estate loan with a book balance of $253 thousand, one commercial real estate loan for $239 thousand that returned to accruing status, principal reductions of $4 thousand through amortizations offset by an advance of $2 thousand to the principal balance of a loan.

The following table presents troubled debt restructurings that occurred during the periods ended June 30, 2017 and March 31, 2017 and loans modified as troubled debt restructurings within the previous three and 12 month periods and for which there was a payment default during the period.

	June 30, 2017					March 31, 2017
		Outstanding Recorded Investment					Outstanding Recorded Investment
	Number of Contracts	Pre-Modification		Post- Modification		Number of Contracts	Pre-Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	$	−	$	−	1	$77	$96

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended June 30, 2017 and March 31, 2017:

	June 30,	March 31,
	2017	2017
Balance, beginning of period	$1,271	$1,763
Additions from loan foreclosures	−	500
Additions from capitalized costs	−	26
Dispositions of REO	−	(922)
Gain (loss) on sale of REO	−	(34)
Valuation adjustments in the period	(52)	(62)
Balance, end of period	$1,219	$1,271

The following table presents the changes in fair value adjustments to REO for the periods ended June 30, 2017 and March 31, 2017:

	June 30,	March 31,
	2017	2017
Balance, beginning of period	$104	$227
Valuation adjustments added in the period	52	62
Valuation adjustments on disposed properties during the period	−	(185)
Balance, end of period	$156	$104

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	June 30, 2017	March 31, 2017

Balance at beginning of period	$1,001	$1,099
Provision:
Commercial	−	(45)
Commercial real estate	(20)	(61)
Residential real estate	−	98
Home Equity	−	29
Consumer	−	(45)
Construction	−	2

Total Provision	(20)	(22)

Charge-Offs:
Commercial	−	−
Commercial Real Estate	−	71
Residential real estate	−	102
Home Equity	−	42
Consumer	−
Recoveries	(24)	(139)
Total Net Charge-Offs	(24)	76
Balance at end of period	$1,005	$1,001
Period-end loans outstanding	$84,890	$85,477
Average loans outstanding	$85,435	$84,426

Allowance as a percentage of period-end loans	1.18%	1.17%
Net charge-offs as a percentage of average loans	(0.03%)	0.09%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2017 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction	Total
Balance, beginning of year	$64	$274	$575	$74		$12	$2	$1,001
Loan charge-offs	−	−	−	−		−	−	−
Recoveries	1	17	4	−		2	−	24
Provision for loan losses	−	(20)	−	−		−	−	(20)

Balance, end of period	$65	$271	$579	$74		$14	$2	$1,005

Ending balance for loans individually evaluated for impairment	−	−	−	−		−	−	−
Ending balance for loans collectively evaluated for impairment	$65	$271	$579	$74		$14	$2	$1,005

Loans receivable:
Ending balance	$2,194	$11,677	$60,471	$9,021		$615	$912	$84,890
Ending balance: loans individually evaluated for impairment	$187	$1,407	$2,373	$514	$	−	$52	$4,533
Ending balance: loans collectively evaluated for impairment	$2,007	$10,270	$58,098	$8,507		$615	$860	$80,357

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

For the three months ending June 30, 2017, the Bank experienced no charge-offs as compared to one charge-off relating to one loan relationship totaling $40 thousand and partial charge-offs relating to three loan relationships totaling $175 thousand for the year ended March 31, 2017.

At June 30, 2017, the Bank maintained an allowance for loan loss ratio of 1.18% to loans outstanding. Non-performing assets have decreased by $316 thousand over their stated levels at March 31, 2017, representing a non-performing asset to total asset ratio of 4.15% at June 30, 2017 as compared to a non-performing asset to total asset ratio of 4.38% at March 31, 2017.

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

(10)     Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of June 30, 2017 and March 31, 2017 are as follows:

	Held-to-Maturity June 30, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

U.S. Government Agency Bonds	$20,418	$	−	$(659)	$19,759
Municipal Bond	1,536		−	(1)	1,535
Mortgage-Backed Securities	622		38	−	660
Total	$22,576		$38	$(660)	$21,954

	Held-to-Maturity March 31, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

U.S. Government Agency Bonds	$20,418	$	−	$(865)	$19,553
Municipal Bond	1,536		−	(3)	1,533
Mortgage-backed securities:	669		58	(15)	712
Total	$22,623		$58	$(883)	$21,798

	Available for Sale
	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificate of deposit	2,500	9	−	2,509
Mutual Fund Shares	83	−	(1)	82
	$2,583	$9	$(1)	$2,591

	Available-for-Sale
	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S .Government Agency Bonds	$500	$ −	$ −	$500
Certificates of Deposit	2,000	8	−	2,008
Mutual Fund Shares	89	−	(2)	87
Total	$2,589	$8	$(2)	$2,595

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2017 and March 31, 2017:

	June 30, 2017
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,539	$1,535	$500	500
After one year through five years	500	497	2,000	2,009
After five years through ten years	8,555	8,330	−	−
After ten years	11,982	11,592	−	−
Equity securities	−	−	83	82
	$22,576	$21,954	$2,583	$2,591

	March 31, 2017
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,536	$1,534	−	−
After one year through five years	500	497	−	−
After five years through ten years	8,573	8,292	2,000	2,008
After ten years	12,014	11,475	500	500
Mutual fund shares	−	−	89	87
	$22,623	$21,798	$2,589	$2,595

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2017 and March 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S Government Agency Bonds	19,759	(659)	−	−	19,759	(659)
Municipal Bonds	1,535	(1)	−	−	1,535	(1)
Total	$21,294	$(660)	−	−	21,294	(660)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S Government Agency Bonds	$19,553	$(864)	$ −	$ −	$19,553	$(864)
Certificates of deposit	249	(1)	−	−	249	(1)
Municipal Bonds	1,536	(3)	−	−	1,536	(3)
Mutual fund shares	−	−	87	(2)	87	(2)
Mortgage –Backed Securities:	−	−	216	(15)	216	(15)
Total	21,338	(868)	303	(17)	21,641	(885)

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

At June 30, 2017, the 39 debt securities with unrealized losses have depreciated 3.0% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2017 were $126.3 million, a decrease of $700 thousand from total assets of $127.0 million at March 31, 2017. Total liabilities decreased $800 thousand from $113.5 million at March 31, 2017 to $112.7 million at June 30, 2017. Total stockholders’ equity increased $69 thousand to $13.6 million at June 30, 2017, primarily due to the increase in retained earnings as a result of the quarterly net income.

Loans. At June 30, 2017, total loans, net, were $83.8 million, or 66.4% of total assets. Overall loans decreased by $587 thousand from March 31, 2017 primarily due to payoffs exceeding loans originations. During the three months ended June 30, 2017, commercial and multi-family real estate loans decreased by $394 thousand, residential real estate loans by $948 thousand and consumer loans decreased by $22 thousand offset by increases in commercial loans by $336 thousand, home equity loans by $209 thousand and construction loans by $232 thousand.

Total nonperforming loans at June 30, 2017 decreased $264 thousand from March 31, 2017.

Securities. The investment securities portfolio was $25.2 million, or 19.9% of total assets, at June 30, 2017. At that date, the portfolio breakdown was 81.1% in U.S. Government agency bonds, 9.9% in certificates of deposits, 6.1% in municipal bonds, 2.5% in mortgage-backed securities and 0.4% in mutual funds. Investment securities decreased $50 thousand compared to March 31, 2017. The decrease was primarily due to amortization of the mortgage-backed securities.

Deposits. Total deposits were $111.2 million at June 30, 2017, a decrease of $900 thousand compared to March 31, 2017. Deposits decreased as we made a conscious effort to reduce our reliance on high costing time deposits. Core deposits decreased for the three months by $100 thousand and time deposits decreased by $782 thousand.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Financial Highlights.  Net income for the three months ended June 30, 2017 was $56 thousand as compared to net income of $60 thousand for the same prior year period. The decrease in net income for the three month period was primarily the result of increased income tax expense.

Net Interest Income.   Net interest income was $933 thousand for the three months ended June 30, 2017 and for the prior year period. The Bank saw an increase in the interest rate spread (17 basis points) and an increase in net interest margin (13 basis points) for the three month period ended June 30, 2017.  Total interest income decreased 1.0% for the three months ending June 30, 2017 compared to the three months ended June 30, 2016. Total interest expense decreased by 8.2% between the same periods.

Average loans for the three months ended June 30, 2017 increased $2.9 million, or 3.5%, compared with the same period in 2016, as production of new loans exceeded the amounts from normal amortization and payoffs of exiting loans. Average investment securities for the three months ended June 30, 2017 increased $3.2 million, or 14.7%, compared to the same period in 2016. The increase in the investment portfolio was due to purchases of debt securities. Decreasing interest rates decreased the average yield on earning assets to 3.63% for the three months ended June 30, 2017, compared with 3.67% for the same period in 2016.

Average interest-bearing deposits for the three months ended June 30, 2017 increased $10.6 million or 10.6%, compared with the same period in 2016. Declining interest rates decreased the average cost of deposits to 0.45%, compared with 0.52% for the same period in 2016.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses recaptured $20 thousand in the three months ended June 30, 2017 compared to $48 thousand in the three months ended June 30, 2016.  We had no charge-offs and recoveries totaled $24 thousand in the three months ended June 30, 2017 compared to no charge-offs and $64 thousand in recoveries for the same prior year period.

Non-Interest Income.  Non-interest income increased $71 thousand for the three month period ending June 30, 2017 compared to the three month period ended June 30, 2016 primarily due to the sale of an asset.

Non-Interest Expenses.  Non-interest expenses increased $37 thousand for the three months ending June 30, 2017 compared to the three months ended June 30, 2016 primarily due to increase in real estate loss reserve.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $7.2 million. At June 30, 2017, we had no outstanding borrowings and had arrangements to borrow up to $10.4 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At June 30, 2017, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At June 30, 2017 we had $1.1 million in loan commitments outstanding. We also had $5.5 million in unused lines of credit and $58 thousand in unfunded construction draws. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2017 totaled $19.3 million, or 51.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2017, the Company had $399 thousand in cash and cash equivalents compared to $400 thousand as of March 31, 2017.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended June 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

  There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: August 14, 2017	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: August 14, 2017	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer