Form 10-Q
period 2017-09-30
Delanco Bancorp, Inc.
filed 2017-11-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$671,467	$511,355
Interest-bearing deposits	8,302,679	6,487,188
Total cash and cash equivalents	8,974,146	6,998,543
Investment securities:
Securities available-for-sale (amortized cost of $2,074,499 and $2,588,817 at September 30, 2017 and March 31, 2017, respectively)	2,086,322	2,594,888
Securities held-to-maturity (fair value $21,418,582 and $21,797,695 at September 30, 2017 and March 31, 2017, respectively)	21,956,622	22,622,835
Total investment securities	24,042,944	25,217,723
Loans, net of allowance for loan losses of $1,010,552 at September 30, 2017 (unaudited), $1,001,449 at March 31, 2017	83,898,782	84,414,361
Accrued interest receivable	389,247	378,243
Real estate owned	1,461,198	1,271,302
Federal Home Loan Bank, at cost	102,000	124,300
Premises and equipment, net	5,936,959	6,047,703
Deferred income taxes	1,813,750	1,981,950
Bank-owned life insurance	178,514	178,514
Other assets	252,663	374,714
Total assets	$127,050,203	$126,987,353

LIABILITIES
Deposits
Non-interest bearing deposits	$10,255,268	$11,703,567
Interest bearing deposits	101,710,880	100,377,179
Total deposits	111,966,148	112,080,746
Accrued interest payable	6,285	6,273
Advance payments by borrowers for taxes and insurance	504,348	500,485
Other liabilities	901,705	908,005
Total liabilities	113,378,486	113,495,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at September 30, 2017 and March 31, 2017, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at September 30, 2017 and March 31, 2017	$9,454	$9,454
Additional paid-in capital	10,052,460	10,029,506
Retained earnings, substantially restricted	4,189,933	4,036,465
Unearned common stock held by employee stock ownership plan	(455,514)	(455,514)
Accumulated other comprehensive (loss)	(124,616)	(128,067)
Total stockholder’s equity	13,671,717	13,491,844
Total liabilities and stockholders’ equity	$127,050,203	$126,987,353

See Notes to the Unaudited Consolidated Financial Statements.

 DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans	$909,639	$874,301	$1,808,618	$1,766,779
Investment securities	160,117	140,834	317,638	315,767
Total interest income	1,069,756	1,015,135	2,126,256	2,082,546

INTEREST EXPENSE
Interest-bearing checking accounts	8,435	11,411	16,773	22,152
Passbook and money market accounts	31,867	30,025	62,844	59,692
Certificates of deposits	85,836	90,558	170,131	181,998
Federal Home Loan Bank Advances	−	2,064	15	4,812
Total interest expense	126,138	134,058	249,763	268,654

Net interest income	943,618	881,077	1,876,493	1,813,892
Recapture of loan losses	(65,000)	−	(85,000)	(48,000)
Net interest income after recapture for loan losses	1,008,618	881,077	1,961,493	1,861,892

NON-INTEREST INCOME
Gain on sale of an asset	−	−	71,516	−
Gain (Loss) on sale of real estate owned	23,415	2,692	23,415	(2,840)
Service charges	34,331	29,595	63,351	62,430
Rental income	9,600	12,600	19,200	25,035
Other	3,906	3,949	8,013	7,429
Total non-interest income	71,252	48,836	185,495	92,054

NON-INTEREST EXPENSE
Salaries and employee benefits	406,427	400,610	816,803	797,638
Advertising	3,689	6,812	7,907	11,377
Office supplies, telephone and postage	28,113	28,775	54,213	54,007
Loan expenses	6,860	5,956	20,233	34,332
Occupancy expense	140,104	149,977	281,198	293,353
Federal insurance premiums	20,031	42,628	42,062	85,426
Real estate owned loss reserve	28,000	−	80,218	13,100
Data processing expenses	63,887	62,544	125,704	127,158
ATM expenses	13,701	9,995	25,144	16,300
Bank charges and fees	19,487	22,609	41,628	44,102
Insurance and surety bond premiums	20,146	23,622	40,767	44,729
Dues and subscriptions	9,817	12,925	17,055	24,454
Professional fees	69,832	70,769	150,615	125,620
Real Estate Owned expense, net	26,442	29,566	54,422	62,151
Other	31,134	35,699	67,651	69,861
Total non-interest expense	887,670	902,487	1,825,620	1,803,608

INCOME - BEFORE INCOME TAX EXPENSE	192,200	27,426	321,368	150,338

Income tax	94,652	9,357	167,900	72,452

NET INCOME	97,548	18,069	153,468	77,886
INCOME PER COMMON SHARE	$0.11	$0.02	$0.17	$0.09

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

Six Months Ended

	September 30, 2017	September 30, 2016

Net income	$153,468	$77,886

Unrealized gain - available for sale:
Unrealized holding gain - net of deferred tax - of $4,729 and $16,918 in 2017 and 2016	3,451	2,753

Total other comprehensive income	$156,919	$80,639

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2017	945,425	9,454	$10,029,506	$4,036,465	(455,514)	(128,067)	13,491,844
Comprehensive income
Net income				153,468			153,468
Other comprehensive income, net of tax:						3,451	3,451

Employee stock option expense			22,954				22,954

Balance at September 30, 2017	945,425	9,454	10,052,460	4,189,933	(455,514)	(124,616)	13,671,717

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income	$153,468	$77,886
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	165,899	70,501
Depreciation	117,144	132,491
Discount accretion net of premium amortization	242	(31,427)
Recapture for loan losses	(85,000)	(48,000)
Gain (Loss) on sale of real estate owned	(23,415)	2,840
Gain on sale of an asset	(71,516)	−
Compensation expense for stock options	22,954	17,610

Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(11,003)	18,398
Other assets	122,051	105,994
Increase (decrease) in:
Accrued interest payable	12	78
Other liabilities	(6,300)	57,504
Net cash provided by operating activities	$384,536	$403,875

Cash flows from investing activities
Proceeds of securities available for sale	514,318	513,976
Purchase of securities available for sale	−	(500,000)
Purchases of securities held-to-maturity	−	(14,965,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	665,972	15,930,445
Redemption of investment required by law – stock in Federal Home Loan Bank	22,300	84,500
Proceeds from sale of real estate owned	163,300	466,285
Net (increase) decrease in loans	342,312	(1,281,527)
Purchases of premises and equipment	(6,400)	(5,545)
Net cash provided by investing activities	$1,701,802	$243,134

Cash flows from financing activities
(Decrease) increase in deposits	(114,598)	1,225,772
Increase in advance payments by borrowers for taxes and insurance	3,863	48,791
Decrease in Federal Home Loan bank Advances	−	(2,000,000)
Net cash used in financing activities	$(110,735)	$(725,437)

Net decrease in cash and cash equivalents	$1,975,603	$(78,428)

Cash and cash equivalents, beginning of the period	6,998,543	12,127,388
Cash and cash equivalents, end of period	$8,974,146	$12,048,960

Supplemental Disclosures:

Cash paid during the period for interest	$249,738	$274,562

Cash paid during the period for income taxes	$2,500	$2,500

Loans transferred to foreclosed real estate during the period	$410,000	148,931

Net change in unrealized gain on securities available-for-sale net of tax	$3,451	$2,753

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

September 30, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2017.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of the Bank’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 125 basis points.

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

The calculated basic and dilutive EPS are as follows:

	Six Months Ended September 30,
	2017	2016
Numerator	$153,468	$77,886
Denominators:
Basic shares outstanding	910,239	906,720
Effect of dilutive securities	7,602	4,136
Dilutive shares outstanding	917,841	910,856
Earnings per share:
Basic	$0.17	$0.09
Dilutive	$0.17	$0.09

(6)     Termination of Regulatory Agreement

On September 27, 2017, the Office of the Comptroller of the Currency (the “OCC”) terminated the formal written agreement dated November 21, 2012 between the OCC and the Bank, effective immediately. In addition, the OCC terminated the higher individual minimum capital ratios that the OCC had required for the Bank. At September 30, 2017, the Bank exceeded the minimum regulatory requirements to be considered “well capitalized.” As a result of the OCC's action, the Bank is no longer considered to be in “troubled condition.”

(7)	Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU-2017 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in the interim period, permitted. The Company plans to adopt ASU-2017 on April 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the Company currently expects the adoption to have immaterial impact to the financial statements.

In May 2017, the FASB issued ASU 2017-09: Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The Board is issuing this update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a shared-based payment amount. The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. To date, the Company has not changed the terms or conditions of a share-based payment award. As a result, the company does not anticipate an impact to the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. This Accounting Standards update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not currently hold any callable debt securities with a premium. As a result, the Company does not anticipate an impact to the consolidated financial statements.

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

Also in March 2016, the FASB issued ASU 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in March 2016, the FASB issued ASU 2016-04: Liabilities— Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler's checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes de-recognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606. Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606, The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. The Company does not anticipate a material impact to the consolidated financial statements at this time.

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

●	Level 3	Level 3 inputs are unobservable inputs.

      Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2017
Available-for-sale securities	$	−	$2,086	$	−

March 31, 2017
Available-for-sale securities	$	−	$2,595	$	−

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2017 and March 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
September 30, 2017
Impaired loans	$	−	$	−	$3,573
Real estate owned		−		−	1,461
Total	$	−	$	−	$5,034

March 31, 2017
Impaired loans	$	−	$	−	$4,883
Real estate owned		−		−	1,271
Total	$	−	$	−	$6,154

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2017 and March 31, 2017 was as follows:

	September 30, 2017
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$8,974	$8,974	$	−	$	−
Investment securities-available for sale	2,074	−		2,086		−
Investment securities-held to maturity	21,957	−		21,419		−
Loans – net	83,899	−		−		83,270
FHLB stock	102	102		−		−
Accrued interest receivable	389	389		−		−
Bank–owned life insurance	179	179		−		−
Real Estate Owned	1,461	−		−		1,461
Total financial assets	$119,035	$9,644		$23,505		$84,731

Financial Liabilities:
Deposits-non-interest bearing	$10,255	$10,255	$	−	$	−
Deposits-interest bearing	101,711	−		100,367		−
Advance payments by borrowers for taxes and insurance	504	504		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$112,476	$10,765		$100,367	$	−

	March 31, 2017
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$6,999	$6,999	$	−	$	−
Investment securities-available for sale	2,589	−		2,595		−
Investment securities-held to maturity	22,623	−		21,798		−
Loans receivable,– net	84,414	−		−		83,833
FHLB stock	124	124		−		−
Accrued interest receivable	378	378		−		−
Bank-owned life insurance	179	179		−		−
Real estate owned	1,271	−		−		1,271
Total financial assets	$118,577	$7,680		$24,393		$85,104

Financial Liabilities:
Deposits-non-interest bearing	$11,704	$11,704	$	−	$	−
Deposits-interest bearing	100,377	−		99,183		−
Advance payments by borrowers for taxes and insurance	500	500		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$112,587	$12,210		$99,183	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	September 30, 2017			March 31, 2017
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,580	$	−	$6,620	$	−

(9)	Loans

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

Loans at September 30, 2017 and March 31, 2017 are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2017	2017

Residential (one-to four-family) real estate	$61,019	$61,419
Multi-family and commercial real estate	11,634	12,071
Commercial	2,493	1,858
Home equity	8,695	8,812
Consumer	676	637
Construction	446	680
Total loans	84,963	85,477
Net deferred loan origination fees	(54)	(62)
Allowance for loan losses	(1,010)	(1,001)
Loans, net	$83,899	$84,414

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At September 30, 2017, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities. At September 30, 2017, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2017, the Bank has entered into formal forbearance agreements with six relationships totaling $861 thousand that require current payments while the borrowers restructure their finances.

The following table represents loans by credit quality indicator at September 30, 2017 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$58,749	$	−	$	−	$2,270	$61,019
Multi-family and commercial real estate	10,637		−		88	909	11,634
Commercial	2,210		−		166	117	2,493
Home equity	8,470		−		−	225	8,695
Consumer	676		−		−	−	676
Construction	394		−		−	52	446
	$81,136	$	−		$254	$3,573	$84,963

The following table represents past-due loans as of September 30, 2017 (dollars in thousands):

	30-59 Days Past	60- 89 Days Past	Greater than 90 Days Past	Total Past		Total Loan
	Due	Due	Due	Due	Current	Balances
Residential real estate	$96	$418	$1,244	$1,758	$59,261	$61,019
Multi-family and commercial real estate	405	484	589	1,478	10,156	11,634
Commercial	34	−	117	151	2,342	2,493
Home Equity	−	25	−	25	8,670	8,695
Consumer	−	25	−	25	651	676
Construction	−	−	−	−	446	446
Total Loans	535	952	1,950	3,437	81,526	84,963
Percentage of Total Loans	0.63%	1.12%	2.30%	4.05%	95.95%	100.00%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At September 30, 2017, the Bank had 14 loan relationships totaling $2.1 million in non-accrual loans as compared to 17 relationships totaling $3.2 million at March 31, 2017. The average balance of impaired loans totaled $4.4 million for the six months ended September 30, 2017 as compared to $5.1 million for the year ended March 31, 2017, and interest income recorded on impaired loans for the six months ended September 30, 2017 totaled $79 thousand as compared to $173 thousand for the year ended March 31, 2017.

The following table represents data on impaired loans at September 30, 2017 and March 31, 2017 (dollars in thousands):

	September 30, 2017		March 31, 2017
Impaired loans for which a valuation allowance has been provided	$	−	$	−
Impaired loans for which no valuation allowance has been provided		$3,573		$4,883
Total loans determined to be impaired		$3,573		$4,883
Allowance for loans losses related to impaired loans	$	−	$	−
Average recorded investment in impaired loans		$4,425		$5,225
Cash basis interest income recognized on impaired loans		$79		$173

The following table presents impaired loans by portfolio class at September 30, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While on Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$1,985	$1,930	$	−	$2,240	$37
Multi-family and commercial real estate	1,253	1,249		−	1,712	25
Commercial	117	117		−	144	5
Home equity	225	225		−	272	11
Consumer	−	−		−		−
Construction	57	52		−	57	1
Total	$3,637	$3,573	$	−	$4,425	$79

The following table presents impaired loans by portfolio class at March 31, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,289	$2,239	$	−	$2,711	$60
Multi-family and commercial real estate	2,162	2,141		−	2,060	94
Commercial	171	171		−	153	9
Home equity	283	279		−	242	7
Consumer	−	−		−	1	−
Construction	58	53		−	58	3
Subtotal	$4,963	$4,883	$	−	$5,225	$173

The following table represents nonaccrual loans as of September 30, 2017 and March 31, 2017 (dollars in thousands):

	September 30, 2017		March 31, 2017
Non-accrual loans:
Residential real estate		$1,256		$1,180
Multi-family and commercial real estate		250		506
Commercial		117		172
Consumer		−		−
Home equity		−		53
Construction		−		−
Total non-accrual loans		1,623		1,911

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled debt restructurings:
In non-accrual status:
Residential real estate		$328		$740
Multi-family and commercial real estate		186		425
Commercial		−		−
Consumer		−		−
Home Equity		−		131
Construction		−		−
Total troubled debt restructurings in non-accrual status		514		1,296
Performing under modified terms:
Residential real estate		686		693
Multi-family and commercial real estate		473		240
Commercial		−		−
Consumer		−		−
Home Equity		225		95
Construction		52		52
Total troubled debt restructurings performing under modified terms:		1,436		1,080
Total troubled debt restructurings		1,950		2,376
Total non-performing loans		3,573		4,287
Real estate owned		1,461		1,271
Total non-performing assets		5,034		5,558

Non-performing loans as a percentage of loans		4.21%		5.02%
Non-performing assets as a percentage of loans and real estate owned		5.82%		6.41%
Non-performing assets as percentage of total assets		3.96%		4.38%

During the six months ended September 30, 2017, the Bank experienced a $1.1 million net decrease in non-accrual loans. This change reflects one commercial real estate loan for $239 thousand, one commercial loan for $54 thousand and two home equity loans for $184 thousand that returned to accruing status, one commercial real estate note for $253 thousand that was sold, a partial charge-off of $50 thousand to one commercial real estate loan, one residential loan in the amount of $410 thousand that was transferred to real estate owned and repayments on loans of $7 thousand. These decreases were offset by the downgrading of one loan relationship to non-accrual status totaling $112 thousand during the six months ended September 30, 2017. The downgraded loan consisted of one residential mortgage totaling $112 thousand.

The following table presents troubled debt restructurings that occurred during the periods ended September 30, 2017 and March 31, 2017 and loans modified as troubled debt restructurings within the previous 6 and 12 month periods and for which there was a payment default during the period.

	September 30, 2017			March 31, 2017
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	−	−	1	$77	$96

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	−	−	−	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended September 30, 2017 and March 31, 2017:

	September 30,	March 31,
	2017	2017
Balance, beginning of period	$1,271	$1,763
Additions from loan foreclosures	410	500
Additions from capitalized costs	−	26
Dispositions of REO	(193)	(922)
Gain (loss) on sale of REO	24	(34)
Valuation adjustments in the period	(51)	(62)
Balance, end of period	$1,461	$1,271

The following table presents the changes in fair value adjustments to REO for the periods ended September 30, 2017 and March 31, 2017:

	September 30,	March 31,
	2017	2017
Balance, beginning of period	$104	$227
Valuation adjustments added in the period	80	62
Valuation adjustments on disposed properties during the period	(29)	(185)
Balance, end of period	$155	$104

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30, 2017	March 31, 2017

Balance at beginning of period	$1,001	$1,099
Provision:
Commercial	−	(45)
Commercial real estate	21	(61)
Residential real estate	(70)	98
Home Equity	(35)	29
Consumer	(1)	(45)
Construction	−	2

Total Provision	(85)	(22)

Charge-Offs:
Commercial	−	−
Commercial Real Estate	50	71
Residential real estate	−	102
Home Equity	−	42
Consumer	−	−
Recoveries	(144)	(139)
Total Net Charge-Offs	(94)	76
Balance at end of period	$1,010	$1,001
Period-end loans outstanding	$84,963	$85,477
Average loans outstanding	$84,793	$84,426

Allowance as a percentage of period-end loans	1.19%	1.17%
Net charge-offs as a percentage of average loans	(0.11%)	0.09%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2017 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Construction	Total
Balance, beginning of year	64	274	575	74	12	2	1,001
Loan charge-offs	−	(50)	−	−	−	−	(50)
Recoveries	1	31	71	35	6	−	144
Provision for loan losses	−	21	(70)	(35)	(1)	−	(85)

Balance, end of period	65	276	576	74	17	2	1,010

Ending balance for loans individually evaluated for impairment	186	808	2,036	459	−	52	3,541
Ending balance for loans collectively evaluated for impairment	2,307	10,826	58,983	8,236	676	394	81,422

Loans receivable:
Ending balance	2,493	11,634	61,019	8,695	676	446	84,963
Ending balance: loans individually evaluated for impairment	186	808	2,036	459	−	52	3,541
Ending balance: loans collectively evaluated for impairment	2,307	10,826	58,983	8,236	676	394	81,422

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

For the six months ending September 30, 2017, the Bank experienced one partial charge-off relating to one relationship totaling $50 thousand as compared to one charge-off relating to one loan relationship totaling $40 thousand and partial charge-offs relating to three loan relationships totaling $175 thousand for the year ended March 31, 2017.

At September 30, 2017, the Bank maintained an allowance for loan loss ratio of 1.19% to loans outstanding. Non-performing assets have decreased by $524 thousand over their stated levels at March 31, 2017, representing a non-performing asset to total asset ratio of 3.96% at September 30, 2017 as compared to a non-performing asset to total asset ratio of 4.38% at March 31, 2017.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of September 30, 2017 and March 31, 2017 are as follows:

	Held-to-Maturity September 30, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

U.S. Government Agency Bonds	$19,918	$	−	$(574)	$19,344
Municipal Bond	1,446		−	(1)	1,445
Mortgage-Backed Securities	593		53	(16)	630
Total	$21,957		$53	$(591)	$21,419

	Held-to-Maturity March 31, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

U.S. Government Agency Bonds	$20,418	$	−	$(865)	$19,553
Municipal Bond	1,536		−	(3)	1,533
Mortgage-backed securities:	669		58	(15)	712
Total	$22,623		$58	$(883)	$21,798

	Available for Sale
	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Certificate of deposit	2,000	12		−	2,012
Mutual Fund Shares	74	−		−	74
	$2,074	$12	$	−	$2,086

	Available-for-Sale
	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S .Government Agency Bonds	$500	$ −	$ −	$500
Certificates of Deposit	2,000	8	−	2,008
Mutual Fund Shares	89	−	(2)	87
Total	$2,589	$8	$(2)	$2,595

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2017 and March 31, 2017:

	September 30, 2017
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$1,446	$1,445	$	−	$	−
After one year through five years	500	497		2,000		2,012
After five years through ten years	8,046	7,854		−		−
After ten years	11,965	11,623		−		−
Equity securities	−	−		74		74
	$21,957	$21,419		$2,074		$2,086

	March 31, 2017
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$1,536	$1,534	$	−	$	−
After one year through five years	500	497		−		−
After five years through ten years	8,573	8,292		2,000		2,008
After ten years	12,014	11,475		500		500
Equity securities	−	−		89		87
	$22,623	$21,798		$2,589		$2,595

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at September 30, 2017 and March 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government Agency Bonds	7,585	(101)	11,775	(473)	19,360	(574)
Municipal Bonds	1,445	(1)	−	−	1,445	(1)
Mortgage Backed Securities	−	−	381	(16)	381	(16)
Total	9,030	(102)	12,156	(489)	21,186	(591)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S Government Agency Bonds	$19,553	$(864)	$ −	$ −	$19,553	$(864)
Certificates of deposit	249	(1)	−	−	249	(1)
Municipal Bonds	1,536	(3)	−	−	1,536	(3)
Mutual fund shares	−	−	87	(2)	87	(2)
Mortgage –Backed Securities:	−	−	216	(15)	216	(15)
Total	21,338	(868)	303	(17)	21,641	(885)

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

At September 30, 2017, the 42 debt securities with unrealized losses have depreciated 2.7% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(11)     Subsequent Event

On October 18, 2017, the Company and First Bank entered into an Agreement and Plan of Reorganization which provides for the acquisition of the Company by First Bank (the “Merger”) pursuant to the merger of the Company with and into a to-be-formed subsidiary of First Bank (“Merger Sub”) with Merger Sub as the surviving corporation. Simultaneously upon the completion of the Merger, the Bank will merge with and into First Bank. At the effective time of the Merger, the outstanding shares of capital stock of the Company will be converted into the right to receive 1.11 shares of First Bank common stock. The transaction is expected to close in the first quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the Company’s shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2017 were $127.1 million, an increase of $63 thousand from total assets of $127.0 million at March 31, 2017. Total liabilities decreased $117 thousand from $113.5 million at March 31, 2017 to $113.4 million at September 30, 2017. Total stockholders’ equity increased $180 thousand to $13.7 million at September 30, 2017, primarily due to net income and by the increase in other comprehensive income related to higher values in the available for sale securities portfolio.

Loans. At September 30, 2017, total loans, net, were $83.9 million, or 66.0% of total assets. Overall loans decreased by $515 thousand from March 31, 2017. New loan production exceeded the payoff and amortization of loans by $148 thousand but were offset by the transfer of a $410 thousand residential mortgage to REO and the sale of a non-performing commercial real estate note for $253 thousand. Commercial and multi-family real estate loans decreased by $437 thousand, residential real estate loans by $400 thousand, residential construction loans by $234 thousand and home equity loans by $117 thousand while commercial loans increased by $635 thousand and consumer loans by $39 thousand.

Total nonperforming loans at September 30, 2017 decreased $714 thousand from March 31, 2017.

Securities. The investment securities portfolio was $24.0 million, or 18.9% of total assets, at September 30, 2017. At that date, 2.5% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1.2 million compared to March 31, 2017. The decrease was primarily due to calls of debt securities.

Deposits. Total deposits were $112.0 million at September 30, 2017, a decrease of $115 thousand compared to March 31, 2017. Deposits decreased as the Bank made a conscious effort to reduce its reliance on high costing time deposits. Core deposits increased $873 thousand for the six months ended September 30, 2017 while time deposits decreased by $988 thousand.

Results of Operations for the Three and Six Months Ended September 30, 2017 and 2016

Financial Highlights.  Net income for the three months ended September 30, 2017 was $98 thousand as compared to net income of $18 thousand for the same prior year period. Net income for the six months ended September 30, 2017 was $153 thousand as compared to a net income of $78 thousand for the same prior year period. The increase in net income for the three-month period was primarily the result of an increase in net interest income, an increase in the non interest income such as gain on sale of real estate owned, a recapture of loan losses and a decrease in non-interest expenses such as Federal Insurance premiums, offset by a larger income tax expense. The increase in net income for the six-month period was primarily the result of an increase in net interest income, an increase in the non interest income such as gains on sale of real estate owned and of an asset, a recapture of loan loss reserve, offset by a larger income tax expense .

Net Interest Income.   Net interest income increased $63 thousand to $1.9 million for the six months ended September 30, 2017 as compared to the prior year period. The Bank saw an increase in the interest rate spread (17 basis points) and an increase in net interest margin (13 basis points) for the six month period.  The rates earned on assets increased, resulting in a 2.1% increase in total net interest income for the six months ended September 30, 2017 compared to the six months ended September 20, 2016. Total interest expense decreased by 7.0% between the same periods.

Average loans in the six months ended September 30, 2017 increased $664 thousand, or 0.8%, compared with the same period in 2016, driven by increased production in the commercial real estate mortgage and commercial loan portfolios, offset by lower balances in the residential mortgage portfolio. Average investment securities in the six months ended September 30, 2017 decreased $2.4 million, or 9.6%, compared to the same period in 2016. The decrease in the investment portfolio was due to calls of debt securities. Higher interest rates on our earning assets and lower non-performing assets increased the average yield on earning assets to 3.63% for the six months ended September 30, 2017, compared with 3.54% for the same period in 2016.

Average interest-bearing deposits in the six months ended September 30, 2017 decreased $1.0 million or 1.0%, compared with the same period in 2016. Lower interest rates paid on our deposit accounts and the continued shift in the deposit mix decreased the average cost of deposits to 0.45% compared with 0.51% for the same period in 2016.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  There was a provision recapture of $65 thousand for the three months ended September 30, 2017 and a recapture of $85 thousand in the six months ended September 30, 2017 compared to $-0- and $48 thousand, respectively, for the comparable 2016 periods.  We had $70 thousand and $94 thousand in net recoveries in the three and six months ended September 30, 2017, respectively, compared to $73 thousand and $9 thousand in net charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income increased by $22 thousand in the three-month period and $93 thousand in the six-month period ending September 30, 2017 compared to the same periods ended September 20, 2016 primarily due to gains on sale of real estate owned and other assets for the three and six months ending September 30, 2017.

Non-Interest Expenses.  Non-interest expenses decreased $15 thousand in the three months and increased $22 thousand for the six months ending September 30, 2017, respectively, as compared to the three and six months ended September 30, 2016.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $9 million. At September 30, 2017, we had no outstanding borrowings and had arrangements to borrow up to $10.4 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At September 30, 2017, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At September 30, 2017, we had $158 thousand in loan commitments outstanding. We also had $5.4 million in unused lines of credit and $9 thousand in unfunded construction loans. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2017 totaled $20.3 million, or 54.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2017 and March 31, 2017, the Company had $399 thousand in cash and cash equivalents.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended September 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation(1)

3.2	Bylaws(2)

4.0	Form of Specimen Stock Certificate(3)

10.1	Employment Agreement between Delanco Federal Savings Bank and James E. Igo

10.2	Employment Agreement between Delanco Federal Savings Bank and Eva Modi

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: November 14, 2017	By:	/s/ James E. Igo
James E. Igo
Chairman, President and
Chief Executive Officer

Dated: November 14, 2017	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer