Form 10-Q
period 2017-12-31
Delanco Bancorp, Inc.
filed 2018-02-14
CIK 1577603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 6, 2018 there were 945,425 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$1,035,252	$511,355
Interest-bearing deposits	10,700,468	6,487,188
Total cash and cash equivalents	11,735,720	6,998,543
Investment securities:
Securities available-for-sale (amortized cost of $2,066,023 and $2,588,817 at December 31, 2017 and March 31, 2017, respectively)	2,065,571	2,594,888
Securities held-to-maturity (fair value $20,655,700 and $21,797,695 at December 31, 2017 and March 31, 2017, respectively)	21,281,594	22,622,835
Total investment securities	23,347,165	25,217,723
Loans, net of allowance for loan losses of $1,005,774 at December 31, 2017 (unaudited), $1,001,449 at March 31, 2017	83,701,818	84,414,361
Accrued interest receivable	378,836	378,243
Real estate owned	1,311,438	1,271,302
Federal Home Loan Bank, at cost	102,000	124,300
Premises and equipment, net	5,878,969	6,047,703
Deferred income taxes	1,396,400	1,981,950
Bank-owned life insurance	178,514	178,514
Other assets	148,586	374,714
Total assets	$128,179,446	$126,987,353

LIABILITIES
Deposits
Non-interest bearing deposits	$12,364,748	$11,703,567
Interest bearing deposits	101,224,233	100,377,179
Total deposits	113,588,981	112,080,746
Accrued interest payable	1,734	6,273
Advance payments by borrowers for taxes and insurance	446,000	500,485
Other liabilities	892,237	908,005
Total liabilities	114,928,952	113,495,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 authorized at December 31, 2017 and March 31, 2017, no shares issued
Common stock, $.01 par value, 20,000,000 shares authorized; 945,425 shares issued and outstanding at December 31, 2017 and March 31, 2017	$9,454	$9,454
Additional paid-in capital	10,071,835	10,029,506
Retained earnings, substantially restricted	3,711,194	4,036,465
Unearned common stock held by employee stock ownership plan	(409,963)	(455,514)
Accumulated other comprehensive (loss)	(132,026)	(128,067)
Total stockholder’s equity	13,250,494	13,491,844
Total liabilities and stockholders’ equity	$128,179,446	$126,987,353

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
INTEREST INCOME
Loans	$897,940	$875,015	$2,706,558	$2,641,794
Investment securities	163,567	144,313	481,205	460,080
Total interest income	1,061,507	1,019,328	3,187,763	3,101,874

INTEREST EXPENSE
Interest-bearing checking accounts	10,214	11,512	26,987	33,664
Passbook and money market accounts	32,954	30,158	95,798	89,850
Certificates of deposits	86,888	90,016	257,019	272,014
Federal Home Loan Bank Advances	−	336	15	5,148
Total interest expense	130,056	132,022	379,819	400,676

Net interest income	931,451	887,306	2,807,944	2,701,198
Provision (recovery)for loan losses	(25,000)	26,000	(110,000)	(22,000)
Net interest income after provision for loan losses	956,451	861,306	2,917,944	2,723,198

NON-INTEREST INCOME
Gain on sale of an asset	−	−	71,516	−
Gain(Loss) on sale of real estate owned	(1,218)	300	22,197	(2,540)
Service charges	30,139	31,351	93,490	93,781
Rental income	9,310	9,597	28,510	34,632
Other	3,691	3,581	11,704	11,010
Total non-interest income	41,922	44,829	227,417	136,883

NON-INTEREST EXPENSE
Salaries and employee benefits	405,615	403,015	1,222,418	1,200,653
Advertising	4,708	3,844	12,615	15,221
Office supplies, telephone and postage	22,044	23,613	76,257	77,620
Loan expenses	4,925	6,561	25,158	40,893
Occupancy expense	140,376	146,685	421,574	440,038
Federal insurance premiums	19,444	1,247	61,506	86,673
Real estate owned loss reserve	−	49,000	80,218	62,100
Data processing expenses	65,226	61,431	190,930	188,589
ATM expenses	14,076	11,310	39,220	27,610
Bank charges and fees	19,566	20,504	61,194	64,606
Insurance and surety bond premiums	19,944	20,575	60,711	65,304
Dues and subscriptions	5,362	8,831	22,417	33,285
Professional fees	49,943	77,164	200,558	202,784
Real Estate Owned expense	29,010	31,831	83,432	93,982
Merger Related Expense	220,959	−	220,959	−
Other	32,950	35,175	100,601	105,036
Total non-interest expense	1,054,148	900,786	2,879,768	2,704,394

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(55,775)	5,349	265,593	155,687

Income tax expense	422,964	2,030	590,864	74,482

NET INCOME (LOSS)	(478,739)	3,319	(325,271)	81,205
INCOME (LOSS) PER COMMON SHARE	$(0.52)	$.00	$(0.36)	$0.09

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

Nine Months Ended

	December 31, 2017	December 31, 2016

Net Income (Loss)	$(325,271)	$81,205

Other comprehensive loss net of tax:

Unrealized (loss) on investment securities available for sale, net of deferred tax of ($136) and $3,280 for the nine months ended	(3,959)	(12,069)
Other comprehensive (loss)	(3,959)	(12,069)
Total Comprehensive Income (loss)	$(329,230)	$69,136

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other- Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2017	945,425	9,454	$10,029,506	$4,036,465	(455,514)	(128,067)	13,491,844
Comprehensive loss
Net loss				(325,271)			(325,271)
Other comprehensive loss, net of tax:
Change in unrealized gain on securities-available-for-sale, net of deferred income tax of--------						(3,959)	(3,959)
Employee stock option expense			34,430				34,430
Shares of common stock transferred to ESOP for services			7,899		45,551		53,450
Balance at December 31, 2017	945,425	9,454	10,071,835	3,711,194	(409,963)	(132,026)	13,250,494

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flow from operating activities
Net Income (Loss)	$(325,271)	$81,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
ESOP amortization	45,551	45,551
Deferred income taxes	588,114	71,780
Depreciation	175,134	194,432
Discount accretion net of premium amortization	363	(31,307)
Recovery of loan losses	(110,000)	(22,000)
(Gain) Loss on sale of real estate owned	(22,197)	2,540
Compensation expense for stock options	42,329	21,505
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(593)	11,771
Other assets	226,128	175,971
Increase (decrease) in:
Accrued interest payable	(4,539)	(4,721)
Other liabilities	(15,768)	82,274
Net cash provided by operating activities	599,251	629,001

Cash flows from investing activities
Proceeds of securities available for sale	522,794	525,109
Purchases of securities available for sale	−	(500,000)
Purchases of securities held-to-maturity	−	(19,965,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	1,340,878	18,919,864
Sale of investment required by law – stock in Federal Home Loan Bank	22,300	129,500
Proceeds from sale of real estate owned	311,342	466,285
Net (increase) decrease in loans	493,262	(1,234,749)
Purchases of premises and equipment	(6,400)	(11,737)
Net cash provided by(used in) investing activities	2,684,176	(1,670,728)

Cash flows from financing activities
Increase in deposits	1,508,235	2,915,685
(Increase) decrease in advance payments by borrowers for taxes and insurance	(54,485)	21,320
(Decrease) in Federal Home Loan Bank advance	−	(3,000,000)
Net cash provided by (used in) financing activities	1,453,750	(62,995)

	Nine Months Ended December 31,
	2017	2016

Net increase (decrease) in cash and cash equivalents	$4,737,177	$(1,104,722)

Cash and cash equivalents, beginning of the period	6,998,543	12,127,388

Cash and cash equivalents, end of period	11,735,720	11,022,666

Supplemental Disclosures:

Cash paid during the period for interest	386,242	402,467

Cash paid during the period for income taxes	2,500	2,500

Loans transferred to foreclosed real estate during the period	410,000	610,148

Net change in unrealized gain on securities available-for-sale net of tax	(3,959)	(12,069)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

December 31, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company included in the Company’s annual report on Form 10-K for the year ended March 31, 2016.

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

 On December 22, 2017 federal tax law changes contained in H.R. 1 were passed into law. These changes included a reduction in the federal corporate tax rates, lowering them from 35% to 21%. Due to the date of the enactment, even though the tax rate changes do not come into effect until 2018, the analysis and measurement of our deferred tax asset as of December 31, 2017, had to take these changes into account. This resulted in a one-time $428 thousand charge, or $0.46 per diluted share, of additional income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator	$(478,739)	$3,319	$(325,271)	$81,205
Denominators:
Basic shares outstanding	913,758	910,239	913,758	910,239
Effect of dilutive securities	−	4,252	−	4,252
Dilutive shares outstanding	913,758	914,491	913,758	914,491
Earnings per share:
Basic	$(0.52)	$0.00	$(0.36)	$0.09
Dilutive	$(0.52)	$0.00	$(0.36)	$0.09

(6)	Termination of Regulatory Agreement

On September 27, 2017, the Office of the Comptroller of the Currency (the “OCC”) terminated the formal written agreement dated November 21, 2012 between the OCC and the Bank, effective immediately. In addition, the OCC terminated the higher individual minimum capital ratios that the OCC had required for the Bank. At December 31, 2017, the Bank exceeded the minimum regulatory requirements to be considered “well capitalized.” As a result of the OCC's action, the Bank is no longer considered to be in “troubled condition.”

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

● Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2017
Available-for-sale securities	$	−	$2,066	$	−

March 31, 2017
Available-for-sale securities	$	−	$2,595	$	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 and March 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2017
Impaired loans	$	−	$	−	$3,927
Real estate owned		−		−	1,311
Total	$	−	$	−	$5,238

March 31, 2017
Impaired loans	$	−	$	−	$4,883
Real estate owned		−		−	1,271
Total	$	−	$	−	$6,154

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2017 and March 31, 2017 was as follows:

	December 31, 2017
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$11,736	$11,736	$	−	$	−
Investment securities-available for sale	2,066	−		2,066		−
Investment securities-held to maturity	21,282	−		20,656		−
Loans – net	83,702	−		−		85,243
FHLB stock	102	102		−		−
Accrued interest receivable	379	379		−		−
Bank–owned life insurance	179	179		−		−
Real estate owned	1,311	−		−		1,311
Total financial assets	$120,757	$12,396		$22,722		$86,554

Financial Liabilities:
Deposits-non-interest bearing	$12,365	$12,365	$	−	$	−
Deposits-interest bearing	101,224			99,530		−
Advance payments by borrowers for taxes and insurance	446	446		−		−
Accrued interest payable	2	2		−		−
Total financial liabilities	$114,037	$12,813		$99,530	$	−

	March 31, 2017
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$6,999	$6,999	$	−	$	−
Investment securities-available for sale	2,589	−		2,595		−
Investment securities-held to maturity	22,623	−		21,798		−
Loans receivable,– net	84,414	−		−		83,833
FHLB stock	124	124		−		−
Accrued interest receivable	378	378		−		−
Bank-owned life insurance	179	179		−		−
Real estate owned	1,271	−		−		1,271
Total financial assets	$118,577	$7,680		$24,393		$85,104

Financial Liabilities:
Deposits-non-interest bearing	$11,704	$11,704	$	−	$	−
Deposits-interest bearing	100,377	−		99,183		−
Advance payments by borrowers for taxes and insurance	500	500		−		−
Accrued interest payable	6	6		−		−
Total financial liabilities	$112,587	$12,210		$99,183	$	−

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

	December 31, 2017			March 31, 2017
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$7,061	$	−	$6,620	$	−

(9)	Loans

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

Loans at December 31, 2017 and March 31, 2017 are summarized as follows (dollars in thousands):

	December 31, 2017	March 31, 2017

Residential (one-to four-family) real estate	$60,450	$61,419
Multi-family and commercial real estate	12,679	12,071
Commercial	2,854	1,858
Home equity	8,083	8,812
Consumer	645	637
Construction	51	680
Total loans	84,762	85,477
Net deferred loan origination fees	(54)	(62)
Allowance for loan losses	(1,006)	(1,001)
Loans, net	$83,702	$84,414

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2017, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities. At December 31, 2017, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at December 31, 2017 (dollars in thousands):

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$58,132	$	−	$	−	$2,318	$60,450
Multi-family and commercial real estate	11,313		−		163	1,203	12,679
Commercial	2,650		−		88	116	2,854
Home equity	7,858		−		−	225	8,083
Consumer	631		−		−	14	645
Construction	−		−		−	51	51
	$80,584	$	−		$251	$3,927	$84,762

The following table represents past-due loans as of December 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$278	$364	$1,635	$2,277	$58,173	$60,450
Multi-family and commercial real estate	950	163	547	1,660	11,019	12,679
Commercial	−	−	116	116	2,738	2,854
Home Equity	64	−	−	64	8,019	8,083
Consumer	28	−	14	42	603	645
Construction	−	−	−	−	51	51
Total Loans	$1,320	$527	$2,312	$4,159	$80,603	$84,762
Percentage of Total Loans	1.56%	0.62%	2.73%	4.91%	95.09%	100.00%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At December 31, 2017, the Bank had 16 loan relationships totaling $2.3 million in non-accrual loans as compared to 17 relationships totaling $3.2 million at March 31, 2017. The average balance of impaired loans totaled $4.2 million for the nine months ended December 31, 2017 as compared to $5.1 million for the year ended March 31, 2017, and interest income recorded on impaired loans for the nine months ended December 31, 2017 totaled $102 thousand as compared to $173 thousand for the year ended March 31, 2017.

The following table represents data on impaired loans at December 31, 2017 and March 31, 2017 (dollars in thousands):

	December 31, 2017		March 31, 2017
Impaired loans for which a valuation allowance has been provided	$	−	$	−
Impaired loans for which no valuation allowance has been provided		3,927		4,883
Total loans determined to be impaired		3,927		4,883
Allowance for loans losses related to impaired loans		−		−
Average recorded investment in impaired loans		4,296		5,225
Cash basis interest income recognized on impaired loans		102		173

The following table presents impaired loans by portfolio class at December 31, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,039	$1,979	$	−	$2,182	$39
Multi-family and commercial real estate	1,554	1,542		−	1,662	37
Commercial	116	116		−	135	11
Home equity	225	225		−	259	13
Consumer	14	14		−	2	−
Construction	56	51		−	56	2
Total	$4,004	$3,927	$	−	$4,296	$102

The following table presents impaired loans by portfolio class at March 31, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,289	$2,239	$	−	$2,711	$60
Multi-family and commercial real estate	2,162	2,141		−	2,060	94
Commercial	171	171		−	153	9
Home equity	283	279		−	242	7
Consumer	−	−		−	1	−
Construction	58	53		−	58	3
Subtotal	$4,963	$4,883	$	−	$5,225	$173

The following table represents nonaccrual loans as of December 31, 2017 and March 31, 2017 (dollars in thousands):

	December 31, 2017		March 31, 2017
Non-accrual loans:
Residential real estate		$1,308		$1,180
Multi-family and commercial real estate		547		506
Commercial		116		172
Consumer		14		−
Home Equity		−		53
Construction		−		−
Total non-accrual loans		1,985		1,911

Accruing loans past due 90 days or more:
Residential real estate	$	−	$	−
Multi-family and commercial real estate		−		−
Commercial		−		−
Consumer		−		−
Home Equity		−		−
Construction		−		−
Total accruing loans past due 90 days or more		−		−

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate		$327		$740
Multi-family and commercial real estate		−		425
Commercial		−		−
Consumer		−		−
Home Equity		−		131
Construction		−		−
Total troubled debt restructurings in non-accrual status		327		1,296
Performing under modified terms:
Residential real estate		683		693
Multi-family and commercial real estate		656		240
Commercial		−		−
Consumer		−		−
Home Equity		225		95
Construction		51		52
Total troubled debt restructurings performing under modified terms:		1,615		1,080
Total troubled debt restructurings		1,942		2,376
Total non-performing loans		3,927		4,287
Real estate owned		1,311		1,271
Total non-performing assets		5,238		5,558

Non-performing loans as a percentage of loans		4.63%		5.02%
Non-performing assets as a percentage of loans and real estate owned		6.09%		6.41%
Non-performing assets as percentage of total assets		4.09%		4.38%

During the nine months ended December 31, 2017, the Bank experienced an $895 thousand net decrease in non-accrual loans. This change reflects the return to accruing status of two commercial loan relationships consisting of three loans totaling $479 thousand, one residential loan of $222 thousand and two home equity loans for $184 thousand, the sale of one commercial loan in the amount of $253 thousand that was non-accrual, one residential mortgage totaling $410 thousand that was transferred to real estate owned and one commercial loan that was partially charged off by $35 thousand and principal repayments on other non-accrual loans of $9 thousand. These adjustments were offset by the downgrading of six loans to non-accrual status totaling $697 thousand during the nine months ended December 31, 2017. The downgraded loans consisted of three residential mortgages totaling $385 thousand, two commercial real estate loans totaling $298 thousand and one consumer loan for $14 thousand.

The following table presents troubled debt restructurings that occurred during the periods ended December 31, 2017 and March 31, 2017 and loans modified as troubled debt restructurings within the previous 9 and 12 month periods and for which there was a payment default during the period.

	December 31, 2017			March 31, 2017
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	−	−	−	1	$77	$96

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	−	$	−	−	$	−

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Balance, beginning of period	$1,271	$1,763
Additions from loan foreclosures	410	500
Additions from capitalized costs	−	26
Dispositions of REO	(349)	(922)
Gain (loss) on sale of REO	23	(34)
Valuation adjustments in the period	(44)	(62)
Balance, end of period	$1,311	$1,271

The following table presents the changes in fair value adjustments to REO for the periods ended December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Balance, beginning of period	$104	$227
Valuation adjustments added in the period	80	62
Valuation adjustments on disposed properties during the period	(36)	(185)
Balance, end of period	$148	$104

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2017	March 31, 2017

Balance at beginning of period	$1,001	$1,099
Provision:
Commercial	−	(45)
Commercial real estate	(7)	(61)
Residential real estate	(70)	98
Home Equity	(32)	29
Consumer	(1)	(45)
Construction	−	2

Total provision	(110)	(22)

Charge-offs:
Commercial	−	−
Commercial real estate	50	71
Residential real estate	−	102
Home equity	−	42
Consumer	−	−
Recoveries	(165)	$(139)
Total Net Charge-Offs	$(115)	$76
Balance at end of period	$1,006	$1,001
Period-end loans outstanding	$84,762	$85,477
Average loans outstanding	$85,324	84,426

Allowance as a percentage of period-end loans	1.19%	1.17%
Net charge-offs as a percentage of average loans	(0.13)%	0.09%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2017 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$64	$274	$575	$74		$12		$2	$1,001
Loan charge-offs	−	(50)	−	−		−		−	(50)
Recoveries	2	47	73	35		8		−	165
Provision for loan losses	−	(7)	(70)	(32)		(1)		−	(110)

Balance, end of period	$66	$264	$578	$77		$19		$2	$1,006

Ending balance for loans individually evaluated for impairment	$186	$805	$2,084	$459	$	−		$51	$3,585
Ending balance for loans collectively evaluated for impairment	2,668	$11,874	$58,366	$7,624		$645	$	−	$81,177

Loans receivable:
Ending balance	$2,854	$12,679	$60,450	$8,083		$645		$51	$84,762
Ending balance: loans individually evaluated for impairment	$186	$805	$2,084	$459	$	−		$51	$3,585
Ending balance: loans collectively evaluated for impairment	$2,668	$11,874	$58,366	$7,624		$645	$	−	$81,177

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

For the nine months ending December 31, 2017, the Bank experienced one partial charge-off related to one relationship totaling $50 thousand as compared to one charge-off relating to one loan relationships totaling $40 thousand and partial charge-offs relating to three loan relationships totaling $175 thousand for the year ended March 31, 2017

At December 31, 2017, the Bank maintained an allowance for loan loss ratio of 1.19% to loans outstanding. Non-performing assets decreased by $320 thousand over their stated levels at March 31, 2017, representing a non-performing asset to total asset ratio of 4.09% at December 31, 2017 as compared to a non-performing asset to total asset ratio of 4.38% at March 31, 2017.

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

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of December 31, 2017 and March 31, 2017 are as follows:

	Held-to-Maturity December 31, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

U.S. Government Agency Bonds	$19,918	$	−	$(655)	$19,263
Municipal Bond	810		−	(3)	807
Mortgage-Backed Securities	554		32	−	586
Total	$21,282		$32	$(658)	$20,656

	Held-to-Maturity March 31, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

U.S. Government Agency Bonds	$20,418	$	−	$(865)	$19,553
Municipal Bond	1,536		−	(3)	1,533
Mortgage-backed securities:	669		58	(15)	712
Total	$22,623		$58	$(883)	$21,798

	Available for Sale
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificate of deposit	$2,000	$2	$(2)	$2,000
Mutual Fund Shares	66	−	−	66
	$2,066	$2	$(2)	$2,066

	Available-for-Sale
	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S .Government Agency Bonds	$500	$ −	$ −	$500
Certificates of Deposit	2,000	8	−	2,008
Mutual Fund Shares	89	−	(2)	87
Total	$2,589	$8	$(2)	$2,595

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2017 and March 31, 2017:

	December 31, 2017
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$810	$807	$	−	$	−
After one year through five years	686	678		2,000		2,000
After five years through ten years	9,346	9,073		−		−
After ten years	10,440	10,098		−		−
Equity securities				66		66
	$21,282	$20,656		$2,066		$2,066

	March 31, 2017
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$1,536	$1,534	$	−	$	−
After one year through five years	500	497		−		−
After five years through ten years	8,573	8,292		2,000		2,008
After ten years	12,014	11,475		500		500
Equity securities	−	−		89		87
	$22,623	$21,798		$2,589		$2,595

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2017 and March 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government Agency Bonds	$1,981	$(19)	$17,281	$(636)	$19,262	$(655)
Certificates of deposit	998	(2)			998	(2)
Municipal Bonds	807	(3)			807	(3)
Total	$3,786	$(24)	$17,281	$(636)	$21,067	$(660)

	Continuous Unrealized		Continuous Unrealized
	Losses Existing For		Losses Existing For
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S Government Agency Bonds	$19,553	$(864)	$ −	$ −	$19,553	$(864)
Certificates of deposit	249	(1)	−	−	249	(1)
Municipal Bonds	1,536	(3)	−	−	1,536	(3)
Mutual fund shares	−	−	87	(2)	87	(2)
Mortgage –Backed Securities:	−	−	216	(15)	216	(15)
Total	$21,338	$(868)	$303	$(17)	$21,641	$(885)

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

At December 31, 2017, the 41 debt securities with unrealized losses have depreciated 3.10% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(11)	Agreement and Plan of Reorganization

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2016 and 2017 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2017 were $128.2 million, an increase of $1.2 million from total assets of $127.0 million at March 31, 2017. The total liabilities were $114.9 million, an increase of 1.4 million from total liabilities of $113.5 million for the period ending March 31, 2017. Total stockholders’ equity decreased $242 thousand to $13.2 million at December 31, 2017, primarily due to the previously discussed one-time $428 thousand additional income tax charge resulting from the adjustment in federal corporate income tax rates that are used in the calculation of our deferred tax asset.

Loans. At December 31, 2017, total loans, net, were $83.7 million, or 65.3% of total assets. Overall loans decreased by $712 thousand during the nine months ended December 31, 2017, primarily due to payoffs and normal amortizations in the residential mortgage portfolio as well as the transfer of one residential mortgage loan in the amount of $410 thousand to real estate owned, net pay downs in the home equity line of credit portfolio of $426 thousand, the conversion of $629 thousand in residential construction loans into permanent residential mortgages and a decrease in home equity loans by $157 thousand. These decreases were offset by increases in commercial loans by $996 thousand and commercial and multi-family real estate loans by $608 thousand.

Total nonperforming loans at December 31, 2017 decreased $360 thousand from March 31, 2017 primarily due to the sale of a non-performing commercial mortgage in the amount of $253 thousand and various other improvements during the period.

Securities. The investment securities portfolio was $23.3 million, or 18.2% of total assets, at December 31, 2017. At that date, 2.4% of the investment portfolio was invested in mortgage-backed securities, 8.6% was invested in certificates of deposit while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1.9 million compared to March 31, 2017.

Deposits. Total deposits were $113.6 million at December 31, 2017, an increase of $1.5 million compared to March 31, 2017. Deposits increased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the nine months ended December 31, 2017 by $3.6 million while time deposits decreased by $2.1 million.

Results of Operations for the Three and Nine Months Ended December 31, 2017 and 2016

Financial Highlights.  The net loss for the three and nine months ended December 31, 2017 was $479 thousand and $325 thousand, respectively, as compared to net income of $3 thousand and $81 thousand for the same prior year periods. The decrease in net income for the nine months ended December 31, 2017 was primarily the result of an increase in income tax expense due to the change in the federal corporate tax rates that impacted the deferred tax asset calculation plus merger related expenses. The change in the corporate tax rate resulted in a one-time additional federal income tax expense of $428 thousand. In this current quarter the company recognized $221 thousand of merger related expenses associated with the previously mentioned Agreement and Plan of Reorganization which provides for the acquisition of the Company by First Bank. Pretax income without the merger related expenses for the three and nine months ended December 31, 2017 were $165 thousand and $487 thousand, respectively, as compared to $5 thousand and $156 thousand for the same prior year periods.

Net Interest Income.   Net interest income increased $44 thousand to $931 thousand for the three months and increased $107 thousand to $2.8 million for the nine months ended December 31, 2017. The Bank saw an increase in the interest rate spread (11 basis point) and an increase in net interest margin (12 basis points) for the nine month period. Total interest income increased $42 thousand or 4.1% for the three months ending December 31, 2017 compared to the three months ended December 31, 2016. Interest income increased $86 thousand or 2.8% for the nine months ending December 31, 2017 compared to the nine months ended December 31, 2016. Total interest expense decreased by $2 thousand or 1.5% between the three month period and $21 thousand or 5.2% for the nine month period ending December 31, 2017.

Average loans in the nine months ended December 31, 2017 increased $898 thousand, or 1.1%, compared with the same period in 2016, as new originations were slightly higher than payoffs and amortization of the portfolio as well as the conversion of non-performing loans into real estate owned. Average investment securities in the nine months ended December 31, 2017 decreased $2.7 million, or 12.2%, compared to the same period in 2016. The decrease in the investment portfolio was due to calls of debt securities due to the low interest rate environment during the period. Declining interest rates offset by the increase in outstanding balances in the loan portfolio resulted in an average yield on earning assets of 3.64% for the nine months ended December 31, 2017 and 3.51% for the nine months ended December 31, 2016.

Average interest-bearing deposits in the nine months ended December 31, 2017 decreased $883 million or 0.1%, compared with the same period in 2016. Interest rates decreased the average cost of deposits to 0.50%, compared with 0.52% for the same period in 2016.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  There was a recapture from loan loss reserve of $25 thousand in the three months and a recapture of $110 thousand in the nine months ended December 31, 2017 compared to a provision of $26 thousand in the three months and a recapture of $22 thousand in the nine months ended December 31, 2016.  We had zero charge-offs in the three months and $50 thousand in the nine months ended December 31, 2017, compared to $77 thousand and $173 thousand in charge-offs in the same prior year periods. We had recoveries to the allowance of $20 thousand in the three months and $165 thousand in the nine months ended December 31, 2017 as compared to $25 thousand and $112 thousand in recoveries in the same prior year period. This resulted in net recoveries of $20 thousand and $115 thousand for the three month and nine month periods ended December 31, 2017 as compared to net charge-offs of $52 thousand and $61 thousand in the same prior year periods .

Non-Interest Income.  Non-interest income decreased $3 thousand in the three month period ending December 31, 2017 compared to the three month period ended December 31, 2016, primarily due to a loss on sale of real estate owned in the period versus the previous year. Non-interest income increased $91 thousand in the nine months ended December 31, 2017 compared to the same period in the prior year, primarily due to the gain on sale of an asset.

Non-Interest Expenses.  Non-interest expenses increased $153 thousand in the three months and $175 thousand in the nine months ending December 31, 2016 primarily due to $221 thousand in merger related expenses but was partially offset by the decrease in the real estate owned loss reserve provision.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $11.7 million. At December 31, 2017, we had no outstanding borrowings and had arrangements to borrow up to $10.1 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At December 31, 2017, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At December 31, 2017, we had $282 thousand in outstanding loan commitments. In addition we had $6.8 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2017 totaled $20.1 million, or 55.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2017, the Company had $419 thousand in cash and cash equivalents compared to $399 thousand as of December 31, 2016.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in October 2013. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

For the quarter ended December 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

DELANCO BANCORP, INC.

Dated: February 14, 2018	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 14, 2018	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer